Form 10-Q
period 1996-03-31
STERITEK INC
filed 1996-05-14
CIK 720831

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            MARCH 31, 1996

Commission file number  0-12547

                         Steritek, Inc.
     (Exact name of registrant as specified in its charter)

         New Jersey                         22-2243703
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

                      121 Moonachie Avenue
                      Moonachie, NJ  07074
            (Address of principal executive offices)
                           (Zip Code)

                        (201) 460-0500
   (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]   No [ ]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                           Yes [ ]   No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,586,285 shares of Common Stock on March 1, 1996

                              INDEX

                                                               Page
Part I - Financial Information

     Item 1.  Financial Statements:
               Consolidated Balance Sheets..................... 3
               Consolidated Statements of Operations........... 4
               Consolidated Statements of Cash Flows........... 6
               Notes to Consolidated Financial Statements...... 7

     Item 2.  Management's Discussion and Analysis............. 8

Part II - Other Information....................................12

Signatures.....................................................13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                         STERITEK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                   March 31,      June 30,
                                                     1996           1995
                                                  -----------   -------------
                                                  (Unaudited)   (Derived from
                                                                   Audited
                                                                  Financial
                                                                 Statements)
ASSETS
Current Assets:
  Cash                                               $487,073     $263,662
  Trade accounts receivable, less allowance for
   doubtful accounts of $4,895                        413,923      765,455

  Inventories                                         114,145      302,869
  Prepaid expenses and other assets                   258,384      138,918
  Deferred tax asset                                  114,698      168,600
                                                   ----------   ----------
     Total current assets                           1,388,223    1,639,504

  Machinery and equipment                           2,679,314    2,673,869
  Less: accumulated depreciation and
   amortization                                     1,602,802    1,481,151
                                                   ----------   ----------
                                                    1,076,512    1,192,718
                                                   ----------   ----------
Other assets
  Note Receivable                                     296,216
  Physicians' fax database                            125,198      200,316
  Patents, net                                                      27,309
                                                   ----------   ----------
                                                      421,414      227,625
                                                   ----------   ----------
                                                   $2,886,149   $3,059,847
                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade                             $231,138     $322,638
  Accrued expenses                                     33,824       79,653
  State taxes payable                                   5,127            0
  Current maturities of long-term debt                 45,000      440,000
  Current maturities of capital lease obligations      26,812      103,201
                                                   ----------    ---------
     Total current liabilities                        341,901      945,492
                                                   ----------   ----------

Long-term debt, excluding current maturities          581,667      291,667
                                                   ----------   ----------

Capital lease obligations, less current maturities    134,516      134,516
                                                   ----------   ----------

Shareholders' equity:
  Preferred stock, no par value, authorized
  2,000,000 shares; none issued
  Common stock, no par value, authorized
  5,000,000 shares; issued and outstanding
  3,586,285 shares                                   640,844       640,844
  Retained earnings                                1,187,221     1,047,328
                                                  ----------    ----------
     Total shareholders' equity                    1,828,065     1,688,172
                                                  ----------    ----------
                                                  $2,886,149    $3,059,847
                                                  ==========    ==========

                         STERITEK, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Nine Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1996        1995
                                                   ----------   ----------
Sales                                              $3,943,713   $3,958,864

Cost of sales                                       1,987,562    1,866,267

                                                   ----------   ----------
  Gross profit                                      1,956,151    2,092,597

Selling, general and administrative expenses        1,992,194    1,818,183
                                                   -----------  -----------
Operating income                                      (36,043)     274,414

Gain on Sale of Assets                                276,098
Interest expense                                      (46,259)     (60,390)
                                                    ----------   ----------
Income before provision for income taxes              193,796      214,024
                                                    ----------   ----------

Provision for income taxes:

  Provision for federal income taxes - deferred        36,460       59,207
  Provision for state income taxes - deferred          17,443       19,262
                                                    ----------   ----------
                                                       53,903       78,469
                                                    ----------   ----------

Net income                                           $139,893     $135,555
                                                   ===========   ==========

Weighted-average number of common shares
  outstanding                                       3,972,885    3,956,285
                                                   ===========   ==========

Net income per common share                             $0.04        $0.03
                                                   ===========   ==========

                         STERITEK, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      1996       1995
                                                   -----------  -----------
Sales                                                $989,847   $1,370,451

Cost of sales                                         545,056      690,136

                                                    ----------   ----------
  Gross profit                                        444,791      680,315

Selling, general and administrative expenses          706,921      615,298
                                                    ----------   ----------
Operating income                                     (262,130)      65,017

Other income

Interest expense                                      (14,418)     (16,341)
                                                    ----------   ----------
Income before provision for income taxes             (276,548)      48,676
                                                    ----------   ----------

Provision for income taxes:

  Provision for federal income taxes - deferred                      6,644
  Provision for state income taxes - deferred                        4,381
                                                    ----------   ----------
                                                                    11,025
                                                    ----------   ----------
Net income                                          ($276,548)     $37,651

                                                    ==========   ==========

Weighted-average number of common shares
  outstanding                                       3,962,885    3,956,285
                                                   ===========   ==========

Net income per common share                            ($0.07)       $0.01
                                                   ===========   ==========

                 STERITEK, INC. AND SUBSIDIARIES
                            (UNAUDITED)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Nine Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1996        1995
                                                   ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                 $139,893     $135,555
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization of machinery
        and equipment                                 241,099      185,819
     Amortization of physicians fax database           75,119       75,119
     Amortization of patents and excess of cost
        over net assets of business acquired                         3,087
     Gain on sale of subsidiary                       (39,998)
     Gain on sale of asset                           (236,099)

     Changes in operating assets and liabilities
     (net of sale of subsidiary):
        Decrease (increase) in trade accounts
          receivable                                  215,419     (117,650)
        Decrease (increase) in inventories             29,982       (4,815)
        (Increase) decrease in prepaid expenses
          and other assets                           (120,891)     (40,313)
        Decrease in deferred tax asset                 53,902       78,469
        (Decrease) increase in accounts payable
          and accrued expenses                       (108,524)     371,439
        Increase (decrease) in state income
          taxes payable                                 5,127
                                                    ----------   ----------

Net cash provided by (used in) operating
     activities                                       255,029      686,710
                                                    ----------   ----------
Cash flows from investing activities:
   Proceeds from sale of subsidiary                   300,000
   Collections on note receivable                       3,784
   Expenditures for purchase of machinery
     and equipment                                   (154,013)    (420,735)
                                                    ----------   ----------

Net cash provided by (used in) investing activities   149,771     (420,735)
                                                    ----------   ----------
Cash flows from financing activities:
   Principal payments on long-term debt              (405,000)    (105,000)
   Principal payments on capital lease obligations    (76,839)
   Borrowings of long-term debt                      (300,000)    (300,000)
                                                    ----------   ----------


Net cash (used in) provided by financing
   activities                                        (181,389)    (405,000)
                                                    ----------   ----------

Net increase (decrease) in cash                       223,411     (139,025)

Cash at beginning of period                           263,662      402,342
                                                    ----------   ----------

Cash at end of period                                $487,073     $263,317
                                                    ==========   ==========

Supplemental disclosures of cash flow
   information:
     Interest paid                                    $46,259      $60,390
                                                    ==========   ==========

Supplemental schedule of non-cash financing
   activities:
     Sale of assets in exchange for note receivable  $300,000
     Net assets exchanged                             (63,901)
                                                    __________

     Gain on sale of assets                          $236,099
                                                    ==========

                         STERITEK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1996


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1995.

                  STERITEK, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Nine Months Ended March 31, 1996 as Compared to the Nine Months
Ended March 31, 1995

     Revenues for the nine months ended March 31, 1996 decreased to $3,943,713 from $3,958,864 for the same period in 1995. While total revenues for the period decreased slightly, revenues from the Company's continuing operations, contract packaging and the Physicians Fax Network, increased significantly. Revenues for the nine months ended March 31, 1996 included approximately: (i) $3,346,531 from contract packaging, as compared to $3,234,169 for the same period in 1995;
(ii) $395,371 from the Physicians Fax Network, as compared to $140,447 for the same period in 1995; and (iii) $201,811 from its BioMedical Services business (intracranial pressure monitor business ("ICP") and the electron microscope supply ("EMS") business), as compared to $584,248 for the same period in 1995. The Company sold its ICP and EMS businesses on October 6, 1995. The Company did not report any revenues from these businesses since September 30, 1995. The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 50.4% of sales (or $1,987,562) for the nine months ended March 31, 1996, as compared to 47.1% of sales (or $1,866,267) for the nine months ended March 31, 1995. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the nine months ended March 31, 1996 was 50.5% of sales (or
$1,992,194), as compared to 45.9% of sales (or $1,818,183) for the nine months ended March 31, 1995. The increase in SG&A is principally a result of the addition of staff and increased sales efforts to market and sell the Company's contract packaging services and Physicians Fax Network.

     The Company incurred an operating loss for the nine months ended March 31, 1996 in the amount of ($36,043) as compared to income of $274,414 (or 6.9% of sales) for the nine months ended March 31, 1995. The operating loss is principally attributable to the increase in SG&A and the lower gross profit margins in the contract packaging business.

     The Company reported a $276,098 gain from the sale of certain of its assets comprising the ICP and the EMS businesses during the quarter ended December 31, 1995. On or about October 6, 1995, Sterimed, Inc. ("Sterimed"), a wholly-owned subsidiary of the Company, entered into an Asset Sale/Purchase Agreement with RAJ Communications, Ltd. ("RAJ"), John Arnott and Rita Arnott.
Pursuant to that agreement, Sterimed sold to RAJ all of its assets, subject to certain of its liabilities, which comprised the EMS business. The purchase price was $300,000, paid at closing. The Company's revenues from the EMS business were $696,333 for the fiscal year ended June 30, 1995, and $607,500 for the fiscal year ended June 30, 1994. On or about October 6, 1995, the Company also entered into a separate Asset Sale/Purchase Agreement with RAJ, John Arnott and Rita Arnott. Pursuant to that agreement, the Company sold to RAJ all of its assets used directly and exclusively in its ICP business. The purchase price was $300,000, and is to be paid in consecutive monthly installments (without interest) commencing October 15, 1995, each in the amount of 10% of the gross receipts of the RAJ ICP business until paid in full. The sole source of payment of such purchase price is the gross receipts from the ICP business. The Company has received only $3,784 in payments against such purchase price as of March 31, 1996. It is unclear when the entire $296,218 balance will be paid. The Company's revenues from the ICP business were $152,948 for the fiscal year ended June 30, 1995, and $181,700 for the fiscal year ended June 30, 1994.

     There were no other material changes in the results of operations in the Company's business.

     Health care packaging services are typically provided by the Company to its customers on an "as-needed" (purchase order-by-purchase order) basis, and not pursuant to a long-term contract. Because of the nature of the contract packaging business, the Company's operating results can vary significantly from period to period.

Three Months Ended March 31, 1996 as Compared to the Three Months
Ended March 31, 1995

     Revenues for the three months ended March 31, 1996 were $989,847 as compared to $1,370,451 for the same period in 1995. Revenues for the three months ended March 31, 1996 included approximately $910,639 from contract packaging and $79,208 from the Physicians Fax Network. The Company reported no revenues from its EMS and ICP businesses for the quarter ended March 31, 1996. The Company sold the ICP and EMS business on October 6, 1995 (see discussion above). For the three months ended March 31, 1995, the Company derived approximately $1,152,864 in revenues from contract packaging, $29,847 from the Physicians Fax Network, and $187,740 from its ICP and EMS businesses.

     The Company's cost of sales were $545,056 (or 55.0% of sales) for the three months ended March 31, 1996 as compared to $690,136 (or 50.3% of sales) for the three months ended March 31, 1995. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1996 was $706,921 (or 71.4% of sales) as compared to $615,298 (or 44.9% of sales) for the three months ended March 31, 1995. SG&A remained relatively constant between the two periods. The increase in SG&A is principally a result of the addition of staff and increased sales efforts to market and sell the Company's contract packaging services and Physicians Fax Network.

     Operating loss for the three months ended March 31, 1996 was ($262,130), as compared to income of $65,017 (or 4.7% of sales) for the three months ended March 31, 1995. The decrease in operating income is principally attributable to the comparatively higher sales and lower cost of sales for the period ended March 31, 1995, as well as the lower SG&A.

     There were no other material changes in the results of operations in the Company's business.

Liquidity and Capital Resources

     The Company's working capital on March 31, 1996 was $1,046,322. The Company's working capital on June 30, 1995, was approximately
$694,012. The increase in working capital is partially attributable to the refinancing of the current portion of long term debt as of June 30, 1995 and the sale of the Company's EMS business on October 6, 1995 for $300,000 in cash.

     The Company's Note receivable, in the amount of $296,218, represents the balance of the $300,000 purchase price for the ICP business. That purchase price is to be paid in consecutive monthly installments (without interest) commencing October 15, 1995, each in the amount of 10% of the gross receipts of the RAJ ICP business until paid in full. The sole source of payment of such purchase price is the gross receipts from the ICP business. The Company's receipts against the purchase price from the sale of the ICP business have been only $3,784 through March 31, 1996. It is unclear when the entire $296,216 balance will be paid. The Company's revenues from the ICP business were $152,948 for the fiscal year ended June 30, 1995, and $181,700 for the fiscal year ended June 30, 1994.

     As of March 31, 1994, the Company executed its 7% Subordinated Promissory Note, due March 31, 1996, in the amount of $300,000. The Company paid this note in full on March 31, 1996, with the proceeds of a loan from The Bank of New York (NJ). The Bank of New York note bears interest at the bank's prime rate plus .5% per year, and is payable in monthly increments of $5,000. Any upaid balance due is payable April 1, 2001.

     On June 30, 1993, the Company borrowed $700,000 from a bank, payable monthly until July 1, 1998, at prime plus 1/2%. This Note is collateralized by substantially all of the assets of the Company and is personally guaranteed by the president of the Company. At June 30, 1994, the Company was not in compliance with certain covenants pertaining to minimum working capital, net worth, quick ratio, current ratio and debt service. These covenants have been waived by the bank as of June 30, 1995, for the remaining term of the loan. The Company has continued to make its monthly payments to the bank in a timely fashion.

     The Company believes that funding for anticipated operations and capital needs will come from existing working capital and anticipated future operations.

                   PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     10.19 Commercial Note, entered into on or about March 29, 1996 and Guaranty

PAGE

                 STERITEK, INC. AND SUBSIDIARIES

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Steritek, Inc.


                              By/s/ James K. Wozniak


                                James K. Wozniak, Vice President,
                                 Chief Financial Officer and
                                 Secretary (principal financial
                                 and accounting officer)

Date:  May 14, 1996

                          EXHIBIT 10.19

                         COMMERCIAL NOTE

                                                 Fair Lawn Center
                                                           Branch

 $300,000                                  Date:  _______________
 --------
1.   PROMISE TO PAY
     --------------

     For value received, the undersigned, jointly and severally, promises to pay to the order of THE BANK OF NEW YORK(NJ), (hereinafter referred to as the BANK) at it's principal office at 385 Rifle Camp Road, West Paterson, N.J. 07424-3206, or at such other office as the BANK may from time to time designate, in lawful money of the United States of America and in immediately available funds, the principal sum of

2.   AMOUNT
     ------

     Three hundred thousand and 00/100 ($300,000.00) Dollars, together with interest on the unpaid part the principal amount at the interest rate indicated below by checkmark or "X" placed in the box below opposite the applicable interest rate method.

3.   INTEREST
     --------

     Interest will be computed on the basis of a 360-day year for the actual number of days elapsed.

     [ ]    3.1 Fixed Rate _________% per annum

     [X] 3.2 Variable Rate .50% per annum plus the BANK'S PRIME RATE. Upon an increase or decrease in the BANK'S PRIME RATE, the corresponding increase or decrease in the interest rate on this note will be effective immediately, or
            [ ]
            _______________________________________________________
     The Bank of New York's(NJ) PRIME RATE is the rate of interest announced from time to time by the BANK as its prime rate, prime lending rate, or base rate. This rate of interest is determined from time to time by the BANK as a means of pricing some loans and it is neither tied to any external rate of interest or index nor does it necessarily reflect the lowest rate of interest actually charged by the BANK to any particular class or category of customers.

            [ ]    3.3 Variable Rate ________% per annum plus the BANK'S
            ALTERNATE BASE RATE. Upon an increase or decrease in the BANK'S ALTERNATE BASE RATE, the corresponding increase or decrease in the interest rate on this note will be effective immediately, or
            [ ] _____________________________.
     DEFINITION OF ALTERNATE BASE RATE: "Alternate Base Rate" means the greater of (A) The BANK'S Prime Rate, as in effect from time to time OR (B) 1/2% plus the effective federal funds rate as published by the Federal Reserve Bank of New York.

4.   PAYMENT
     -------

     The principal and interest shall be paid to the BANK in accordance with the method indicated below by checkmark or "X" in the box below opposite the applicable payment method.

     [ ] 4.1 ON DEMAND. In one single payment, with interest payable monthly on the _____ day of each month, with the balance of the unpaid principal and interest to be paid upon demand.
            It is understood that any other repayment program agreed to by the Bank and the undersigned, now or in the future, is not intended to modify or restrict any rights or remedies which accrue to the Bank by the demand nature of this note. Regardless of any repayment program, agreed to or implied, the Bank reserves the right to demand payment in full, at any time, and at its sole discretion.

     [ ]    4.2 SINGLE PAYMENT.  _____ days after date.

     [ ] 4.3 BULLET PAYMENT. The undersigned will pay accumulated interest on the principal amount ____ monthly, or ____ quarterly beginning on ____________________ and will pay the principal amount and all unpaid interest on _______________.

     [X] 4.4 CONSTANT PRINCIPAL PAYMENTS. The undersigned will pay $5,000.00 on the principal balance plus accumulated interest on the principal balance beginning on May
            1, 1996 and on the 1st day of each month thereafter. The balance of unpaid principal and interest shall be due and payable on April 1, 2001.

     [ ]    4.5 INSTALLMENT PAYMENTS.  The undersigned will pay
             _______________ monthly including interest on the unpaid principal balance beginning on ______________ and on the _______ day of each month thereafter. The balance of unpaid principal and interest shall be due and payable on _____________. When this note is a variable rate note, if the BANK'S ALTERNATE BASE RATE rises to such a rate that the entire installment payment is applied to interest resulting in no reduction of the unpaid principal balance, then the BANK may increase the remaining installment payments by an amount equal to the originally scheduled principal repayments, or a lesser amount if the BANK so chooses. This may be done at the BANK's sole discretion, as frequently as conditions require, without notice to the undersigned or any endorsers and guarantors. In the event there is a subsequent decline in the BANK'S ALTERNATE BASE RATE, the BANK may, but shall not be obligated to, reduce the remaining installment payments.

     [ ]    4.6 OTHER.
            ______________________________________________________
            ______________________________________________________
            ______________________________________________________
            ______________________________________________________

5.   MULTIPLE ADVANCES
     -----------------

     [ ] This note may be disbursed in multiple advances under a line of credit agreement (see paragraph 5.9)

     DIRECT CHARGE. The undersigned authorizes the BANK to charge my account _______________ for all payments due under this note.

         THIS NOTE INCLUDES THE ADDITIONAL TERMS ON THE REVERSE
            SIDE HEREOF ALL OF WHICH ARE MADE A PART HEREOF




                                  Steritek, Inc.
                                  (a New Jersey Corporation)
ATTEST/WITNESS:

By:  /s/__[not legible]______   By:__/s/_Albert_J._Wozniak__________
                                Albert J. Wozniak, President/C.E.O.

                               By: _______________________________

PAGE

5.   ADDITIONAL TERMS OF THE NOTE
     ----------------------------

     5.1 SET OFF. In addition to any other security interest that may be given to secure the repayment of this note, in addition to the BANK'S right of set-off, the BANK is hereby granted a security interest in any amount which the BANK may owe to the undersigned, or any endorsers or guarantors, including any balance or share of any deposit or investment or other property, tangible or intangible, owned by or in which the undersigned or endorsers or guarantors have an interest, and additions and substitutions thereto, and any such property acquired hereafter by the undersigned, endorsers or guarantors, which may be in possession or control of the BANK, which property will also secure any other liabilities of the undersigned, endorsers or guarantors to the BANK, either now existing or hereafter arising. However, any collateral subject to the Right of Rescission as defined in Regulation Z (12 CFR 226) is hereby excluded. Upon demand, the undersigned, endorsers and guarantors will deposit additional collateral with the BANK, in form and amounts satisfactory to the BANK, for the further securing of any liability of the undersigned, endorsers and guarantors, now existing or hereafter incurred.

     5.2 REIMBURSABLE EXPENSES. The UNDERSIGNED authorizes the BANK, without demand and acting in its discretion in each instance, to charge and withdraw from any credit balance which the undersigned may then have with the BANK, any amount which shall be due from the UNDERSIGNED, from time to time in connection with or by reason of the UNDERSIGNED'S application for, and the making and administration of the loan, perfection of any security interest or mortgage, or appraisal on any collateral. The BANK, within a reasonable time, shall advise the UNDERSIGNED of each such charge and amount thereof.

     5.3 WAIVERS. The undersigned and all endorsers and guarantors waive their right of presentment (any notices to which they may be entitled), demand for payment, protest and notice of extension or renewal hereof, and agree they shall not be released or discharged from liability by reason of any extension of time for payment or by reason of the BANK's waiver of any terms or conditions of this note.

     5.4 WAIVER OF TRIAL BY JURY. Each party to this note hereby expressly waives any right to trial by jury of any claim, demand, action or cause of action (1) arising under this note or any other instrument, document or agreement executed or delivered in connection herewith, or (2) in any way connected with or related or incidental to the dealings of the parties hereto or any of them with respect to this note or any other instrument, document or agreement executed or delivered in connection herewith, or the transactions related hereto or thereto, in each case whether now existing or hereafter arising and whether sounding in contract or tort or otherwise;
             and each party hereby agrees and consents that any such claim, demand, action or cause of action shall be decided by court trial without a jury, and that any party to this agreement may file an original counterpart or a copy of this section with any court as written evidence of the consent of the parties hereto to the waiver of their right to trial by jury.

     5.5 DEFAULT. This note shall be in default at any time the BANK deems itself insecure or, at the BANK'S option, upon the occurrence of any of the following without notice to the undersigned, any endorsers or guarantors:
            (a) failure to pay when due the principal of or interest on the note or any installment thereof; (b) change in the condition or affairs, financial or otherwise, of any of the undersigned or any endorsers or guarantors which in the opinion of the BANK impairs the prospect of payment thereof; (c) death, insolvency, termination of business, or commencement of any insolvency or bankruptcy proceedings by or against any of the undersigned, any endorsers or guarantors; (d) impairment of, damage to, or destruction of any collateral.

     5.6 REMEDIES. On default, the BANK may declare this note and any other obligation of the undersigned, endorsers or guarantors to be immediately due and payable, unless said obligations were extended by the BANK for "consumer credit" purposes, and may apply the property in which it has a security interest toward repayment of this note. The interest rate of this note shall be increased to 5% above the Bank's Prime Rate or to the maximum interest rate permitted by law, for a commercial loan of the kind evidenced by this note, upon the occurrence of a default as such term is defined in Section 5.5 of this note.

            At the BANK's option, the undersigned will pay a "late charge" not exceeding five percent (5%) of any installment or the balance due at maturity when paid more than fifteen (15) days after the due date thereof to cover the added expense involved in handling delinquent payments, but such "late charges" shall not be payable out of the proceeds of any sale made to satisfy the indebtedness secured hereby, unless such proceeds are sufficient to discharge the entire indebtedness and all proper costs and expenses secured thereby.

            Upon default, the undersigned shall pay the costs of collection and if this note is placed in the hands of an attorney, an amount equal to twenty percent (20%) of the unpaid principal balance and interest as an attorney's fee, which the undersigned agrees is reasonable.

     5.7 FINANCIAL STATEMENTS. The undersigned agrees to furnish to the BANK, from time to time as the BANK may reasonably request but not less than annually, copies of its financial statements consisting of consolidated and consolidating balance sheet and income statement with supporting schedules for the undersigned and its subsidiaries. The statements are to be prepared in accordance with generally accepted accounting principles by an independent certified public accountant acceptable to the BANK.

     5.8 MISCELLANEOUS. The undersigned authorizes the BANK to surrender this note and related collateral to the person making final payment.

            This note and the rights and remedies of the BANK shall be governed by the laws of the State of New Jersey. If any portion of this note is held to be void, illegal or of no effect, the remaining portion of this agreement shall nevertheless be enforceable.

     5.9 MULTIPLE ADVANCES. The undersigned acknowledges and understands that:

            (1) Advances evidencing disbursement under this note, may be made upon receipt of oral or written instructions or required from time to time;

            (2) All advances are subject to the BANK'S prior approval;

            (3) The balance outstanding on the note at any time shall be the difference between the total advances made less the total repayments, plus interest and charges, regardless that the sum of the advances may exceed the face amount of the note;

PAGE

            (4) The maximum amount of principal outstanding at any time shall not exceed the face amount of the note, except for moneys expended by the BANK in the payment of any tax, assessment, rent, municipal or governmental charge, premium for insurance, lien, repair, maintenance, protection or preservation of any collateral securing this note.


     5.10 ADVERSE CHANGES IN FINANCIAL/OTHER CONDITIONS: The undersigned warrants that there has been no material adverse change in the financial or any other condition of the undersigned, since the submission of the loan request to the BANK, which request resulted in the execution of and is evidenced by this note, which would warrant withholding any disbursement or future disbursements under this note. The undersigned agrees to immediately advise the BANK in writing, upon the occurrence of any material adverse change in the financial condition or any other condition of the undersigned.
=================================================================
=================================================================
                      ENDORSEMENT/GUARANTY

        In consideration of One Dollar ($1.00), receipt of which is acknowledged, and of the credit given or discount loan or extension of time made by or upon the within note, the undersigned (if more than one, jointly and severally), hereby unconditionally guarantee to the holder of said note, irrespective of the genuineness, validity, regularity or enforceability thereof, or of the obligation evidenced thereby, or of existence or amount of any collateral held therefor, or of the acceleration of the maturity thereof whether by the terms thereof or of any other agreement now or hereafter made between the maker and the payee whether or not the undersigned shall have notice of such agreement, and irrespective of any other circumstances, that all sums stated therein to be payable thereunder and under any renewal thereof shall be promptly paid in full whenever due, in accordance with the provisions thereof, at maturity, by acceleration or otherwise, and, in case of extension of time payment in whole or in part, all said sums shall be promptly paid in full whenever due, in accordance with the provision thereof, at maturity, by acceleration or otherwise, and, in case of extension of time of payment in whole or in part, all said sums shall be promptly paid when due according to such extension or extensions at maturity, by acceleration or otherwise; and hereby consent that from time to time, without notice to the undersigned, payment of any of said sums under said note or any renewal thereof or of any collateral held therefor may be extended in whole or in part or any of said collateral may be exchanged, surrendered, or otherwise dealt with as the holder of the within note may determine, or the rate of interest changed; and hereby waive their right to a trial by jury, presentment, demand of payment, protest and notice of protest, or other notice of dishonor and notice of any exchange, surrender, sale or other dealing with collateral. The signature or signatures of the undersigned hereto of dishonor and notice of any exchange, surrender, sale or other dealing with collateral. The signature or signatures of the undersigned hereto is or are intended as an endorsement of the within instrument as well as the execution of the foregoing guarantee by each of the undersigned.


BY:_____________________________________________
BY:_____________________________________________

BY:_____________________________________________
BY:_____________________________________________

BY:_____________________________________________
BY:_____________________________________________

501.194 NJ (9/93)

PAGE

                            GUARANTY

     Guaranty given by the undersigned, hereinafter called the GUARANTORS, to induce THE BANK OF NEW YORK(NJ), a New Jersey banking corporation, hereinafter called the LENDER, to extend credit to, or otherwise become the creditor of,

Steritek, Inc. (a New Jersey Corporation) hereinafter called the BORROWER.

     In consideration of the foregoing and of the sum of One Dollar ($1.00), the receipt whereof is hereby acknowledged, it is agreed:

     1. The GUARANTORS jointly and severally guarantee to the LENDER, its successors and assigns, the prompt payment to the LENDER at maturity as a result of acceleration or otherwise, of every note, check, bill of exchange, draft, trade acceptance, loan, advance, discount, and order for the payment of money, and all other obligations, in connection with which, either as maker, drawer, guarantor, indorser or otherwise, whether directly or contingently, the BORROWER is or shall become liable to the LENDER, with interest thereon (the "OBLIGATIONS"), together with all attorney's fees, costs and expenses of collection incurred by the LENDER in connection with any matter covered by this Guaranty.

     2. The joint and several liability of the GUARANTORS shall continue until payment is made of all OBLIGATIONS now due or hereafter to become due, and until payment is made of any loss or damage incurred by the LENDER with respect to any matter covered by this Guaranty, or, in the alternative, until the LENDER shall receive written notice, by registered mail signed by the GUARANTORS, cancelling this Guaranty; but such cancellation shall not affect the liability of the GUARANTORS jointly and severally on any OBLIGATIONS covered by this Guaranty up to the time of the actual receipt by the LENDER of such notice of cancellation.

     3. The GUARANTORS jointly and severally consent, without affecting the GUARANTORS' liability to the LENDER hereunder, that the LENDER may, without notice to or consent of the GUARANTORS, upon such terms as it may deem advisable: (a) extend, in whole or in part, by renewal or otherwise, the time of payment of any OBLIGATION, or held by the LENDER as security for any such OBLIGATION; (b) release, surrender, exchange, modify, impair or extend the period of duration, or the time for performance or payment of any OBLIGATION or of any collateral securing any OBLIGATION; and (c) settle or compromise any claim of the LENDER as collateral security for any OBLIGATION. The GUARANTORS jointly and severally hereby ratify and confirm any such extension, renewal, release, surrender, exchange, modification, impairment, settlement, or compromise; and all such actions shall be binding upon the GUARANTORS jointly and severally, who hereby waive all defenses, counterclaims, or offsets which the GUARANTORS jointly and severally might have by reason thereof.

     4. The GUARANTORS jointly and severally waive: (a) notice of acceptance of this GUARANTY by the LENDER; (b) notice of presentment, demand for payment, or protest of any of the OBLIGATIONS, or the obligation of any person, firm, or corporation, held by the LENDER as collateral security for any of the OBLIGATIONS; (c) notice of the failure of any person, firm or corporation to pay to the LENDER any indebtedness held by the LENDER as collateral security for any obligation of the BORROWER; and (d) all defenses, offsets and counterclaims which the GUARANTORS may at any time have to any claim of the LENDER against the BORROWER.

     5. The GUARANTORS jointly and severally represent that, at the time of the execution and delivery of this Guaranty, nothing exists to impair the effectiveness of the liability of the GUARANTORS to the LENDER hereunder, or the immediate taking effect of this Guaranty as the sole agreement between the GUARANTORS and the LENDER with respect to guaranteeing the OBLIGATIONS.

     6. The LENDER may at its option proceed in the first instance against the GUARANTORS, jointly and severally, to collect any obligation covered by this Guaranty without first proceeding against the BORROWER, or any other person, firm or corporation, and without first resorting to any property at anytime held by the LENDER as collateral security.

     7. The whole of this Guaranty is herein set forth, and there is no verbal or other written agreement, and no understanding or custom affecting the terms hereof. This Guaranty can be modified only by a written instrument signed by the party to be charged therewith.

     8. This Guaranty is delivered and made in, and shall be construed pursuant to the laws of, the State of New Jersey, and is binding jointly and severally upon the Guarantors, their legal representatives and assigns, and shall inure to the benefit of the LENDER, its successors and assigns.

     9. Words used herein in the plural shall include the singular and vice versa.

     10. The GUARANTORS jointly and severally agree to indemnify and save harmless the LENDER, its successors or assigns, from all claims, costs, actions, suits, liabilities, losses, damages, charges, counsel fees and other expenses of any nature and character by reason of the LENDER having become a creditor or obligee of the BORROWER.

     11. Notwithstanding anything to the contrary in this guaranty, the GUARANTOR hereby irrevocably waives all rights it may have at law or in equity (including, without limitation, any law subrogating the GUARANTOR to the rights of the LENDER) to seek contribution, indemnification, or any other form of reimbursement from the BORROWER, any other GUARANTOR, or any other person now or hereafter primarily or secondarily liable for any obligations of the BORROWER to the LENDER, for any disbursement made by the GUARANTOR under or in connection with this guaranty or otherwise.

     12. In addition to any other security interest that may be given, in addition to the LENDER'S right of set-off, the LENDER is hereby granted a security interest in any amount which the LENDER may owe to the undersigned, endorsers or guarantors, including any balance or share of any deposit or investment or other property tangible or intangible, owned by or in which the undersigned, endorsers or guarantors have an interest, and additions and substitutions thereto, and any such property acquired hereafter by the undersigned, endorsers or guarantors, which may be in possession or control of the LENDER, which property will also secure any other liabilities of the undersigned, endorsers or guarantors to the LENDER, either now existing or hereafter arising. Upon demand, the undersigned, endorsers and guarantors will deposit additional collateral with the LENDER, in form and amounts satisfactory to the LENDER, for the further securing of any liability of the undersigned, endorsers or guarantors, now existing or hereinafter incurred.

     IN WITNESS WHEREOF, the GUARANTORS have hereunto set their hands and seals this _____ day of ______________.

         THIS GUARANTY INCLUDES THE ADDITIONAL TERMS ON THE REVERSE
                SIDE HEREOF ALL OF WHICH ARE MADE A PART HEREOF

Signed, sealed and delivered)
in the presence of:         )

_____________________________   /s/_Albert_J._Wozniak_______ (SEAL)
                                Albert J. Wozniak

                                ____________________________ (SEAL)


______________________ (SEAL)   ____________________________ (SEAL)


______________________ (SEAL)   ____________________________ (SEAL)


501.199 NJ (9/93)

PAGE

     13. The GUARANTORS warrant that there has been no material adverse change in the financial or any other condition of the GUARANTORS, since the submission of the loan request to the LENDER, which request resulted in the execution of and is evidenced by this Guaranty, which would warrant withholding any disbursement or future disbursements under this Guaranty. The GUARANTORS agree to immediately advise the LENDER in writing, upon the occurrence of any material adverse change in the financial condition or any other condition of the GUARANTORS.

     14. The GUARANTORS agree to furnish to the LENDER as reasonably requested, but not less than annually, copies of their financial statements consisting of a consolidated and consolidating balance sheet and income statement, with supporting schedules for the GUARANTORS and subsidiaries. The GUARANTORS also agree to furnish to the LENDER such further information regarding the business affairs and financial conditions of the GUARANTORS and subsidiaries as reasonably requested. When the GUARANTORS are individuals, they agree to annually furnish to the LENDER signed copies of all federal and state income tax returns required to be filed with all supporting schedules attached.