Form 10-Q/A
period 1996-03-31
STERITEK INC
filed 1996-07-17
CIK 720831

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                            FORM 10-Q/A
                          AMENDMENT NO. 1

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,586,285 shares of Common Stock on March 1, 1996

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits


     27.    Financial Data Schedule

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

Date:  July 17, 1996