Form 10-K
period 1996-06-30
STERITEK INC
filed 1996-10-04
CIK 720831

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549

                          FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended...June 30, 1996.....................
                             OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to................

Commission file number..0-12547...............................

                         Steritek, Inc.
   (Exact name of registrant as specified in its charter)

         New Jersey                         22-2243703
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

121 Moonachie Avenue, Moonachie, NJ             07074
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (201) 460-0500

Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, without par value
                      (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [XX]     No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 1996 was approximately $422,832 (by reference to the average bid and asked prices of such stock).


      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [  ]     No  [  ]

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,586,285 shares of Common Stock on September 1, 1996

             DOCUMENTS INCORPORATED BY REFERENCE

     None.

                        STERITEK, INC.

                            INDEX

             Pursuant to Regulation S-K showing
   Location of Information Required by Items in Form 10-K

                                                               Page
Report Item and Heading                                       Number

                           Part I

Item 1.    Business...........................................   X

Item 2.    Properties.........................................   X

Item 3.    Legal Proceedings..................................   X

Item 4 .   Submission of Matters to a Vote of Security
           Holders............................................   X

                           Part II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters....................   X

Item 6.    Selected Financial Data............................   X

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operation.......   X

Item 8.    Financial Statements and Supplementary Data........   X

Item 9.    Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure.............   X

                          Part III

Item 10.   Directors and Executive Officers
           of the Registrant..................................   X

Item 11.   Executive Compensation.............................   X

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management...................   X

Item 13.   Certain Relationships and Related
           Transactions.......................................   X

                          Part IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................   X

                           Part I

Item 1.  Business.

Development of the Business of the Company

     Steritek, Inc. (the "Company") is a New Jersey corporation with its principal place of business at 121 Moonachie Avenue, Moonachie, New Jersey 07074.

     The principal business of the Company is Contract Packaging, which involves contract packaging services and promotional materials assembly for manufacturers of products in the pharmaceutical, medical, personal health and beauty industries (collectively, "health care"). The Company is also engaged in the communication, on behalf of pharmaceutical companies and others, of medically-oriented information to physicians through the Company's Physicians Fax Network. Until October 6, 1995, the Company, through its BioMedical Services business, was engaged in; (i) the distribution of its proprietary intracranial pressure monitors, and (ii) manufacturing and supplying products and accessories for electron microscope laboratories
(through its wholly owned subsidiary, Sterimed, Inc.). The Company sold its BioMedical Services business on October 6, 1995. The Company's strategy is to continue to enhance its core business of contract packaging while developing its Physicians Fax Network.

     Financial information about industry segments is contained in
Note 7 of the Notes to Consolidated Financial Statements. Note 7 sets forth, for the periods indicated, the amounts of revenue, operating profit and identifiable assets attributable to the Company's business segments.

Description of the Business

Contract Packaging

     The Company's contract packaging services are its principal business activity. The Company believes that the packaging of a health care product is an integral part of its efficacy, safety and consumer acceptance. Although many manufacturers of health care products include packaging as part of the manufacturing process, many of these same manufacturers utilize the services of independent packaging companies in certain circumstances. For example, sample distributions, special promotions and less established products are typically characterized by lower production volumes and special packaging needs. In addition, new product introductions and times of peak demand may require special packaging needs and/or additional packaging capacity. Also, certain manufacturers may not have the necessary packaging equipment or expertise to package certain of their products and may be unwilling to devote the capital resources necessary to undertake packaging them. In these circumstances, independent packager often offer an efficient, flexible and economical alternative to in-house packaging.

    The Company provides a range of packaging services to its health care customers. The Company packages health care products supplied to it in bulk quantities by its customers in the form of finished products such as feminine hygiene products, tablets, capsules, powders, patches, ointments, lotions and liquids. The Company's packaging services include pouch filling/sealing, blister and strip packaging, form fill and seal, production of display units, shrink wrapping, over wrapping, heat sealing, die cutting/laminating, tamper evident packaging, ink jet labeling and bar coding. The Company's major customers currently include Ciba-Geigy Corporation and Johnson & Johnson, and it has regularly performed contract packaging services for SmithKline Beecham, Carter Wallace and Conair.

     The Company performs its packaging services at the direction of, and according to the specifications of, its customer. The type of package used typically depends on the nature of the product, its unit volume and dosage and the manufacturing and marketing requirements of the customer. Blister packaging consists of a plastic blister affixed to a rigid or semi-rigid backing material, through which an individual dose is expelled. Strip packaging is often used for products that require extra protection from moisture, light and tampering and generally consists of higher density materials produced in a perforated strip of packages. Tamper-evident and child-resistant features may take the form of blister, shrink-wrap, over-wrap or other packaging.

     After a health care product has been packaged by the Company, its services often include inserting the products into folding cartons, set-up boxes or other display units either produced by the Company or supplied by the customer. The products are then either delivered to the customer or into the customer's distribution system depending upon the customer's instructions.

     In general, health care packaging services are provided by the Company to its customers on an "as-needed" basis, with customers obtaining bids from several companies or selecting the Company without a prior bidding process. Once selected by a manufacturer, the Company typically performs packaging services for the manufacturer on a purchase order by purchase order basis, and not pursuant to a long-term contract. Each purchase order usually specifies a specific quantity of product to be packaged in a particular manner and at a specified price and time. The packaged product is usually returned to the manufacturer for distribution and sale. The Company has no assurance that a customer will continue to use its services after a particular purchase order is filled. Continued use of the Company's services is often dependent on a variety of factors, many of which are outside of the control of the Company. These factors may include, for example, the demand for the customer's product, the customer's inventory levels, and the customer's use of internal or alternative packaging capabilities. Thus, the Company's operating results can vary significantly from period to period.

    The Company has also marketed a promotional/gift program for certain community health centers and other health care providers located in the United States. The gift packs, called "Healthy Care Paks," include an assortment of high quality branded and private labeled health care items. Brand name products are supplied to the Company by major health care and over the counter companies as part of their marketing efforts. Other, non-brand name, products are purchased in bulk from manufacturers, repackaged utilizing the Company's packaging capabilities, and labeled "Healthy Care Products." The Company's Healthy Care Pak business was nominal for the fiscal year ended June 30, 1996, and represented approximately $60,000 and $104,000, or 1% and 2%, of its consolidated sales revenues for the fiscal years ended June 30, 1995 and 1994, respectively. The
Company is no longer aggressively pursuing the Healthy Care Pak business.

    Contract packaging services represented approximately 96%, 86% and 81% of the Company's consolidated sales revenues for the fiscal years ended June 30, 1996, 1995, and 1994, respectively. See Note 7 of the Notes to Consolidated Financial Statements.

Physicians Fax Network

     The Company, through its Physicians Fax Network, facilitates the communication between certain health care companies, regulatory agencies, and others, with physicians. Historically, this communication has been accomplished by time consuming and costly mailings. The Company, however, now offers such persons the ability to send communications to physicians, at their offices during off-peak hours, via electronic facsimile transmission ("fax"), instead of the mail. This procedure provides immediate and cost effective communication to physicians, and also provides the sender with documentation that the communication was sent and received. The Physicians Fax Network is able to broadcast documents to hundreds of thousands of locations overnight. The Company believes that this service is particularly useful for drug manufacturers to send new drug, recall and other priority medical communications, as well as to facilitate other agencies, such as the American Medical Association ("AMA"), communication with physicians.

     The Company has compiled, and otherwise has access to, the fax numbers, along with certain other data, of over 368,000 physicians and 22,000 pharmacists. The compilation of the data was undertaken pursuant to an arrangement between the Company and the AMA. The Company intends to complete the compilation of fax numbers and to continually update this list. The fax transmissions are executed by the Company through selected service companies with whom the Company has an arrangement.

     The Company's Physician's Fax Network business, which was launched in the fiscal year ending June 30, 1995, represented approximately $243,438, or 4%, of its consolidated sales revenues

PAGE
for such fiscal year and approximately $569,000, or 12%, of its consolidated sales revenues for the fiscal year ended June 30, 1996.

The Company's BioMedical Services Business

     Until October 6, 1995, the Company's BioMedical Services business was comprised of two principal activities; (i) the distribution of its proprietary intracranial pressure monitors, and (ii) manufacturing and supplying products and accessories for electron microscope laboratories (through its wholly owned subsidiary, Sterimed, Inc.).
On October 6, 1995, the Company sold substantially all of its assets comprising its BioMedical Services business. Certain of the Company's financial statements have been restated and operating results of the discontinued operations are shown separately. See Note 1 of the Notes to Consolidated Financial Statements. The BioMedical Services activities are discussed more fully below.

     The Company's BioMedical Services business segment represented approximately 4%, 14% and 19% of its consolidated sales revenues for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. See Note 7 of the Notes to Consolidated Financial Statements.

    Intracranial Pressure Monitor Business.  Until October 6,
1995, the Company distributed its proprietary intracranial pressure ("ICP") monitoring system. This system consists of a monitor unit and related pneumatic disposable sensors. The ICP system is designed to provide continuous monitoring of intracranial pressure trends, and either display or record the results thereof. Intracranial pressure is clinically significant in diagnosing and treating head trauma.
The Company's ICP business, which was nominal for the fiscal year ended June 30, 1996, represented approximately $153,000 and $181,700, or
3% and 4%, of its consolidated sales revenues for the fiscal years ended June 30, 1995 and 1994, respectively.

    Electron Microscope Supplies and Accessories.  Until October
6, 1995, the Company, through its wholly-owned subsidiary, Sterimed, Inc., manufactured and supplied products and accessories for electron microscope ("EMS") laboratories. The Company's EMS business represented approximately $182,000, $696,000 and $607,500, or 4%, 12% and 14%, of its consolidated sales revenues for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

Quality Assurance

     Assuring the quality of health care products and the packaging in which they are sold is extremely important to the Company and its customers. The Company stresses quality assurance in every aspect of its operations through a "Quality Assurance Program" ("QAP"), which involves every employee of the Company. QAP includes training for all employees following the date of hire and semi-annually thereafter in all aspects of the operations of the Company. The Company believes PAGE that its QAP program is an essential component in providing the quality assurance and service desired by its customers.

     The Company's packaging facilities are inspected by the federal Food and Drug Administration ("FDA") on a periodic basis as part of the Company's routine regulatory compliance, and from time to time in connection with the FDA approval process for new and amended drug applications. In addition, the Company's facilities are inspected periodically by the Company's customers as part of their quality assurance process, with the frequency of each customer's inspections varying, depending on the particular customer and packaging service.

Marketing

     The Company markets its contract packaging services primarily through the development of relationships with managers within the purchasing, manufacturing, quality assurance, marketing and package development departments of health care product manufacturers.
These relationships are fostered and maintained by the Company's management and sales force, as well as by one or more representatives from the Company's manufacturing and quality assurance operations. The Company's existing customers, as well as potential new customers, are contacted on a regular basis by the Company's management and by its sales force. The Company relies on advertising and direct mail, as well as attendance at local and national trade shows, as part of its marketing activities for its contract packaging services.

Customers

    The Company's major customers of its contract packaging services currently include Ciba-Geigy Corporation and Johnson & Johnson, and it has regularly performed contract packaging services for SmithKline Beecham, Carter Wallace, and Conair. Consistent with industry practice, the Company's customers purchase services on an as-needed basis, typically pursuant to purchase orders, rather than through long-term contracts.

     For the fiscal years ended June 30, 1996, 1995 and 1994, Ciba-Geigy Corporation accounted for an aggregate of approximately 42%, 49% and 37%, respectively, and Johnson & Johnson accounted for an aggregate of approximately 25%, 31% and 42%, respectively, of the Company's sales from contract packaging services. The Company's business with specific customers can vary significantly from year to year.

     No single customer accounts for more than ten percent of the Company's business from the sale of its other products or services.

Competition

     Competition in the health care packaging industry is intense. The Company believes that competition for packaging services is PAGE based primarily on quality, the variety of packaging services available, customer service, responsiveness and price. The Company competes with several companies that provide a broader range of integrated packaging services, and a large number of companies that provide one or a few types of packaging services. In addition, many manufacturers perform some or all of their packaging at their own facilities and, as a result, may be considered to be competitors of the Company. The Company currently competes with companies that are larger and have much greater resources than the Company.

     In order to compete successfully, the Company believes an independent packager must have expertise in the packaging services required, satisfy the high quality standards of health care manufacturers and the FDA, and respond to the diverse and changing needs of the health care industry, all at competitive prices.

Government Regulation

     The Company's health care packaging operations are required to be, and the Company believes that such operations are, conducted pursuant to the Current Good Manufacturing Practices standards of the FDA. The Company is registered with the FDA as a pharmaceutical packager and medical device manufacturer. The Company's facilities undergo general FDA inspections every two years, the most recent of which occurred in June 1996. In addition, the Company's facilities are subject to limited inspections from time to time in connection with the Company being named on a New Drug Application ("NDA") by a pharmaceutical manufacturer as a potential independent packager. These inspections review the Company's capacity to package the new drug in question. Only those companies listed in an approved NDA may provide packaging services with respect to the product. While the Company does not conduct any independent analysis of the products provided by its customers for packaging, rigorous controls are maintained to account for product utilization.

     If, for any reason, the Company were to fail to comply with the requirements of the FDA, the Company could be subject to administrative action ranging from written citations for minor infractions to plant shutdowns in serious cases, which could have a material adverse affect on the Company. The Company is also subject to various rules and regulations administered by the Drug
Enforcement Administration Division of the United States Department of Health and Human Services and other federal, state and local agencies. The Company believes that it conducts its operations in compliance in all material respects with all such rules and regulations.

     The Company is subject to federal, state and local regulations relating to the protection of the environment, but compliance with these provisions has had no material effect upon the business or financial position of the Company.

Inventory and Raw Materials

     The Company's inventory for contract packaging services consists primarily of plastic, aluminum foil, paperboard and corrugated cardboard shipping cartons, as well as work in progress utilizing this inventory. The Company does not maintain any significant finished goods inventory. The Company purchases its raw materials, supplies and equipment from many different suppliers and is not dependent upon any single supplier for its requirements.

Employees

     As of September 1, 1996, the Company had 143 employees, of whom 12 were engaged in executive, sales, technical and administrative functions, and 131 were engaged in production. None of the employees at the Company's facilities are represented by a union.
The number of persons employed by the Company fluctuates depending upon the volume of business. The Company considers its employee relations to be generally satisfactory, and has not experienced any work stoppages or labor shortages.

Item 2. Properties

     The Company leases 62,000 square feet of space for use as a packaging facility, corporate headquarters and sales and administrative offices located at 121 Moonachie Avenue, Moonachie, New Jersey 07074. In addition, the Company leases a 28,000 square foot building located at 106 McLean Boulevard, Paterson, New Jersey 07514, which houses packaging operations. Until October 6, 1995, the Company leased approximately 10,000 square feet of space in Williston, Vermont for its electron microscope supply business.

     The Company believes that its present facilities are well maintained and in good operating condition, and that such facilities are adequate for all of the Company's reasonably foreseeable requirements.

Item 3.  Legal Proceedings

     The Company may, from time to time, become involved in various legal proceedings incidental to its business, some of which may be covered by insurance. The Company knows of no litigation, either pending or threatened, which is likely to have a material adverse effect on the Company's financial position. The Company has never been subject to any product liability claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                           Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

    The Company's Common Stock is traded in the "pink sheets" in the over-the-counter market. The market for the Company's Common Stock during the periods presented has been represented by low volume and limited or sporadic quotes. Accordingly, a table presenting the high and low bid and asked prices for the Company's Common Stock (published by the National Quotation Service, Inc.) has not been included.

     There were 138 holders of record of the Company's Common Stock as of September 1, 1996, which total does not include individual participants in security listings.

     The Company has not previously declared or paid any cash dividends on its Common Stock. The Company currently anticipates retaining any earnings for use in the operation and expansion of its business. Therefore, it is unlikely that dividends will be declared in the foreseeable future.

Item 6.  Selected Financial Data.

SELECTED FINANCIAL DATA

         The following table presents summary historical financial data as of the dates and for the periods indicated. The information in the summary has been derived in part from, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included elsewhere in this report.

============================================================================
                        STERITEK, INC. & SUBSIDIARIES
                           SELECTED FINANCIAL DATA
============================================================================
=============================================================================
                   For the    For the     For the     For the     For the
                   Year Ended Year Ended  Year Ended  Year Ended  Year Ended
                   June 30,   June 30,    June 30,    June 30,    June 30,
                   1996(1)    1995        1994        1993        1992
=============================================================================


OPERATING DATA:
Sales             $4,714,542  $5,095,103  $3,443,986  $5,618,649  $5,988,859

Costs of Sales     2,731,128   2,654,980   2,161,694   2,936,406   3,070,855

Selling, general
and
administrative
expenses           2,392,864   1,975,165   2,095,596   1,984,263   1,659,860

Operating Income
(loss)              (409,450)    464,958    (813,304)    697,980   1,258,144

Income (loss)
from
continuing
operations          (523,882)    212,112  (1,037,968)    312,573   1,970,530

Income (loss)
from
discontinued
operations            45,344     (66,738)     (2,169)    115,955     (75,150)

Net Income
(loss)(2)           (478,538)    145,374  (1,040,137)    428,528   1,895,380

Net Income
(loss)
 per share              (.13)        .04        (.29)        .12         .53


BALANCE SHEET DATA:

Assets            $2,309,256  $2,977,254  $2,940,774  $3,960,287  $3,367,408

Assets
transferred
under

contractual
agreement             68,660      75,700     110,565     144,942     157,160

Net assets of
discontinued
operations                 0     241,178     287,057     410,723      43,785

Current
Liabilities          666,964     862,899   1,097,977     835,685   1,162,834

Long-term debt
and capital
lease
obligations,
excluding
current
maturities           432,658     426,183     300,000     571,667      86,667

Shareholders'
Equity             1,209,634   1,688,172   1,542,798   2,552,935   2,117,907

Working Capital      405,324     435,939     327,135   1,000,603   1,121,674
-----------------------------

(1) On October 6, 1995, the Company sold all of the assets used directly and exclusively in its ICP business and all of its assets, subject to certain of its liabilities, in its EMS business (i.e., the BioMedical Services business). Operating results of the Biomedical Services business for the period July 1, 1995 to October 6, 1995 are shown separately in the income statement. The income statement for the years ended June 30, 1995, 1994, 1993 and 1992 have been restated and operating results of the discontinued operations are also shown separately. See Note 1 of the Notes to Consolidated Financial Statements.

(2) In July 1991, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income
             Taxes." The effect of this change increased net income by $862,000 ($.24 per share) for the fiscal year ended June 30, 1992. For the fiscal year ended June 30, 1994, the Company adjusted the deferred tax asset, resulting in an increase in net loss by $214,500 (($.06) per share). For the fiscal year ended June 30, 1996, the Company adjusted the deferred tax asset, resulting in an increase in net loss by $100,000 (($.03) per share). See Notes 9 and 11 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


PAGE

    The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below is based upon the restated income statement for the years ended June 30, 1995 and 1994 as a result of the October 6, 1995 sale by the Company of its BioMedical Services business. Operating results of the Biomedical Services business for the period July 1, 1995 to October 6, 1995 are shown separately in the income statement. See Note 1 to the Notes to Consolidated Financial Statements.

Year Ended June 30, 1996 as Compared to the Year Ended June 30,
1995

     Revenues for the year ended June 30, 1996 decreased to $4,714,542 from $5,095,103 for the same period in 1995. Revenues for the year ended June 30, 1996 include $4,145,242 from contract packaging and $569,300 from the Physicians Fax Network. Revenues for the year ended June 30, 1995 included $4,851,403 from contract packaging and $243,700 from the Physicians Fax Network. The decrease in contract packaging revenues is principally due to a lower level of contract packaging activity. The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 57.9% of sales
(or $2,731,128) for the year ended June 30, 1996, as compared to 52.1% of sales (or $2,654,980) for the year ended June 30, 1995. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the year ended June 30, 1996 was $2,392,864 (or 50.7% of sales), as compared to $1,975,165 (or 38.8% of sales) for the year ended June
30, 1995. The increase in SG&A is principally a result of the addition of staff and increased sales efforts to market and sell the Company's contract packaging services and Physicians Fax Network.

     Operating loss for the year ended June 30, 1996 was $409,450 as compared to income of $464,958 (9% of sales) for the year ended June 30, 1995. The decrease in operating income is principally attributable to the increase in SG&A and the lower gross profit margins in the contract packaging business.

      On or about October 6, 1995, Sterimed, Inc. ("Sterimed"), a wholly-owned subsidiary of the Company, entered into an Asset Sale/Purchase Agreement with RAJ Communications, Ltd. ("RAJ"), John Arnott and Rita Arnott. Pursuant to that agreement, Sterimed sold to RAJ all of its assets, subject to certain of its liabilities, which comprised the EMS business. The purchase price was $300,000, paid in cash at closing. The gain on the disposal of Sterimed's business was $39,998. See Note 1 of the Notes to Consolidated Financial Statements.

PAGE

    On or about October 6, 1995, the Company also entered into a separate Asset Sale/Purchase Agreement with RAJ, John
Arnott and Rita Arnott. Pursuant to that agreement, the Company sold to RAJ all of its assets used directly and exclusively in its ICP business. The purchase price was $300,000, and is to be paid in consecutive monthly installments (without interest) commencing October 15, 1995, each in the amount of 10% of the gross receipts of the RAJ ICP business until paid in full. The sole source of payment of such purchase price is the gross receipts from the ICP business.
A note receivable has not

been recorded due to the uncertainty of its collectibility.  The
Company has received only $5,000 in payments against such purchase price as of June 30, 1996. See Note 1 of the Notes to Consolidated Financial Statements.

     In July 1991, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion 11) to an asset and liability approach.
In the fourth quarter of the fiscal year ended June 30, 1996, the Company revised its estimate of the valuation allowance for income taxes and recognized an adjustment amounting to $100,000 (($.03) per share) to reduce the previously reported deferred tax asset.
See Notes 9 and 11 to the Notes to Consolidated Financial Statements.

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

Year Ended June 30, 1995 as Compared to the Year Ended June 30,
1994

     Revenues for the year ended June 30, 1995 increased to $5,095,103 from $3,443,986 for the same period in 1994. Revenues for the year ended June 30, 1995 included $4,851,403 from contract packaging and $243,700 from the Physicians Fax Network. The
Company had no revenues from the Physicians Fax Network for the fiscal year ended June 30, 1994. The increase in contract packaging revenues is principally due to a higher level of contract packaging activity.

     The Company's cost of sales represented 52.1% of sales
(or $2,654,980) for the year ended June 30, 1995, as compared to 62.8% of sales (or $2,161,694) for the year ended June 30, 1994. The decrease in cost of sales, as a percent of sales, is a result of PAGE the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the year ended June 30, 1995 was $1,975,165 (or 38.8% of sales), as compared to $2,095,596 (or 60.8% of sales) for the year ended June 30, 1994. The decrease in SG&A as a percentage of sales is principally due to the increase in sales revenues for the year ended June 30, 1995.

     Operating income for the year ended June 30, 1995 was $464,958 (or 9% of sales) as compared to a loss of $813,304 for the year ended June 30, 1994. The increase in operating income is principally attributable to the increase in the contract packaging business and relative decrease in other costs and expenditures.

     In July 1991, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion 11) to an asset and liability approach. In the fourth quarter of the fiscal year ended June 30, 1994, the Company revised its estimate of the valuation allowance for income taxes and recognized an adjustment amounting to $214,500 ($.06 per share) to reduce the previously reported deferred tax asset. See
Note 9 to the Notes to Consolidated Financial Statements.
Year Ended June 30, 1994 as Compared to the Year Ended June 30,
1993

     Sales for the year ended June 30, 1994 decreased to $3,443,986 from $5,618,649 for the same period in 1993. Revenues for the year ended June 30, 1993 included approximately $3,400,000 from the packaging of Ciba-Geigy's smoking deterrent patch and approximately $2,218,649 from other sources. For the year ended
June 30, 1994, the Company derived no revenues from packaging the smoking deterrent patch, but increased its revenues from other sources from $2,218,649 to $3,443,986.

     The Company's cost of sales represented 62.8% of sales
(or $2,161,694) for the year ended June 30, 1994, as compared to 52.3% of sales (or $2,936,406) for the year ended June 30, 1993. The increase in cost of sales as a percentage of sales is due to a change in the product mix, including a substantial reduction in the packaging of the smoking deterrent patches.

     Selling, general and administrative expenses ("SG&A") for the year ended June 30, 1994 was 60.8% of sales (or $2,095,596), as compared to 35.3% of sales (or $1,984,263) for the year ended June
30, 1993. The increase in SG&A in the amount of $111,333 is principally attributable to the continued marketing and development expenses associated with the Company's new marketing communication system utilizing electronic facsimile transmission (the Physicians Fax
PAGE

Network) and the continued marketing of the Healthy Care Pak.

     Operating loss for the year ended June 30, 1994 was $813,304 as compared to operating income of $697,980 (12.4% of sales) for the year ended June 30, 1993. The decrease in operating income is principally attributable to the loss of Ciba-Geigy sales relating to the smoking deterrent patch as well as the continued level of expenditures in marketing and developing the Physician's Fax Network and Healthy Care Pak without related sales revenues.

Liquidity and Capital Resources

     The Company's working capital on June 30, 1996 was
$405,324. The Company's working capital on June 30, 1995, was approximately $435,939. The principal changes in the components of working capital are the reduction in the Company's accounts receivable as a result of lower sales volume and the refinancing of the current portion of long term debt as of June 30, 1995.

    As of March 31, 1994, the Company executed its 7%
Subordinated Promissory Note, due March 31, 1996, in the amount of $300,000. The Company paid this note in full on March 31, 1996, with the proceeds of a loan from The Bank of New York (NJ). The Bank of New York note bears interest at the bank's prime rate plus .5% per year, and is payable in monthly increments of $5,000. Any unpaid balance due is payable April 1, 2001.

     On June 30, 1993, the Company borrowed $700,000 from a bank, payable monthly until July 1, 1998, at prime plus 1/2%. This Note is collateralized by substantially all of the assets of the Company and is personally guaranteed by the president of the Company. At
June 30, 1994, the Company was not in compliance with certain covenants pertaining to minimum working capital, net worth, quick ratio, current ratio and debt service. These covenants were waived by the bank as of June 30, 1995, for the remaining term of the loan. The Company has continued to make its monthly payments to the bank in a timely fashion.

     The Company believes that funding for anticipated operations and capital needs will come from existing working capital and anticipated future operations.

Item 8.  Financial Statements and Supplementary Data.
PAGE

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      Steritek, Inc. and Subsidiary

1.  Financial Statements

Independent Auditors' Report.........................
Consolidated Balance Sheets as of
 June 30, 1996 and 1995..............................
Consolidated Statements of Operations
 for the Years Ended June 30, 1996,
 1995 and 1994 ......................................
Consolidated Statements of Shareholders'
 Equity..............................................
Consolidated Statements of Cash Flows
 for the Years Ended June 30, 1996, 1995 and
 1994................................................
Notes to Consolidated Financial Statements...........

     All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

                         STERITEK, INC. AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Steritek, Inc.

We have audited the consolidated balance sheets of Steritek, Inc. and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1996, 1995 and 1994.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steritek, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended June 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.





                                  /s/ M. R. Weiser & Co. LLP
                                  __________________________________
                                  CERTIFIED PUBLIC ACCOUNTANTS


Iselin, NJ
August 22, 1996


PAGE

                        STERITEK, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                A S S E T S

                 (Substantially All Assets Pledged - Note 4)

                                                         June 30,
                                               ---------------------------
                                                     1996           1995
                                               ------------   ------------
Current assets:
  Cash and cash equivalents                    $   296,429    $   263,662
  Trade accounts receivable, less allowance
   for doubtful accounts of $4,895 in
   1996 and 1995                                   478,504        614,844
  Inventories (Note 2)                             107,108        134,377
  Prepaid expenses and other assets                121,647        117,355
  Deferred tax asset (Note 9)                       68,600        168,600
                                                ----------     ----------
        Total current assets                     1,072,288      1,298,838
                                                ----------     ----------
Machinery and equipment (Note 3)                 2,762,017      2,525,300
Less accumulated depreciation and
 amortization                                    1,693,868      1,364,078
                                                ----------     ----------
                                                 1,068,149      1,161,222
                                                ----------     ----------

Physicians fax database, net (Note 1)              100,159        200,316
                                                ----------     ----------

Assets transferred under contractual
 arrangement (Note 1)                               68,660         75,700
                                                ----------     ----------

Net assets from discontinued segment (Note 1)                     241,178
                                                ----------     ----------

        Total assets                            $2,309,256     $2,977,254
                                                ==========     ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                      $  276,522     $  252,261
  Accrued expenses                                  91,328         67,437
  Current maturities of long-term debt
   (Note 4)                                        200,000        440,000
  Current maturities of capital lease
   obligations (Note 5)                             99,114        103,201
                                                ----------     ----------
        Total current liabilities                  666,964        862,899
                                                ----------     ----------

Long-term debt, less current maturities
 (Note 4)                                          381,667        291,667
                                                ----------     ----------
Capital lease obligations, less current
 maturities (Note 5)                                50,991        134,516
                                                ----------     ----------
Commitments (Note 6)

Shareholders' equity:
  Preferred stock, no par value, authorized
   2,000,000 shares; none issued
  Common stock, no par value, authorized
   5,000,000 shares; issued and outstanding
   3,586,285 shares at June 30, 1996 and 1995      640,844        640,844
  Retained earnings                                568,790      1,047,328
                                                ----------     ----------

        Total shareholders' equity               1,209,634      1,688,172
                                                ----------     ----------

        Total liabilities and shareholders'
         equity                                 $2,309,256     $2,977,254
                                                ==========     ==========

See accompanying notes to consolidated financial statements

                       STERITEK, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended June 30,
                                     -----------------------------------
                                        1996        1995        1994
                                     ----------   ----------  ----------
Sales                                $4,714,542   $5,095,103  $3,443,986
Cost of sales                         2,731,128    2,654,980   2,161,694
                                     ----------   ----------  ----------

Gross profit                          1,983,414    2,440,123   1,282,292

Selling, general and administrative
 expenses                             2,392,864    1,975,165   2,095,596
                                     ----------   ----------  ----------
Operating (loss) income                (409,450)     464,958    (813,304)

Other income                             42,089        9,852      52,332
Interest expense                        (56,521)     (77,798)    (62,496)
                                     ----------   ----------   ---------
(Loss) income from continuing
 operations before provision for
 income taxes                          (423,882)     397,012    (823,468)
                                     ----------   ----------   ---------

Provision for income taxes (Note 9):
  Adjustment of deferred tax asset
   due to change in the valuation
   allowance                            100,000                  214,500
  Provision for federal income taxes
   - deferred                                        146,200
  Provision for state income taxes
   - deferred                                         38,700
                                      ----------  ----------   ----------



                                        100,000      184,900     214,500
                                     ----------   ----------  ----------

(Loss) income from continuing
  operations                           (523,882)     212,112  (1,037,968)
                                     ----------   ----------  ----------

Discontinued operations (Note 1):
  Income (loss) from operations of
   BioMedical Services
     Segment disposed of on
     October 6, 1995                      5,346      (66,738)     (2,169)
   Gain on sale of Sterimed
     on October 6, 1995                  39,998
                                     __________   __________  __________
                                         45,344      (66,738)     (2,169)
                                     ----------   ----------  ----------



Net (loss) income                     $(478,538)    $145,374  (1,040,137)
                                     ==========   ==========  ==========
Weighted-average number of
 common and common equivalent
 shares outstanding                   3,586,285    3,976,285   3,563,785
                                     ==========   ==========  ==========

See accompanying notes to consolidated financial statements

                           STERITEK, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (CONTINUED)


                                                   Years Ended June 30,
                                              -----------------------------
                                               1996        1995       1994
                                              -------     -------    ------

(Loss) earnings per share:
  (Loss) income from continuing operations    $(.14)      $.05        $(.29)

  Discontinued operations                       .01       (.01)
                                              -----       ----        -----
Net (loss) income per common and common
  equivalent share                            $(.13)      $.04        $(.29)
                                              =====       ====        =====














          See accompanying notes to consolidated financial statements

                         STERITEK, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                   Common Stock       Retained
                                   No Par Value       Earnings
                               --------------------
                                 Shares     Amount    (Deficit)     Total
                               ----------  --------  ----------  --------

Balance, June 30, 1993          3,556,285  $610,844  $1,942,091  $2,552,935

Shares issued in connection
  with note payable (10,500
  shares issued to a director)     30,000    30,000                  30,000

Net loss for the year ended
  June 30, 1994                                      (1,040,137) (1,040,137)
                                ---------  --------  ----------  ----------
Balance, June 30, 1994          3,586,285   640,844     901,954   1,542,798

Net income for the year
  ended June 30, 1995                                   145,374     145,374
                                ---------  --------  ----------  ----------
Balance, June 30, 1995          3,586,285   640,844   1,047,328   1,688,172

Net loss for the year
  ended June 30, 1996                                  (478,538)   (478,538)
                                ---------  --------  ----------  ----------
Balance, June 30, 1996          3,586,285  $640,844  $  568,790  $1,209,634
                                =========  ========  ==========  ==========









         See accompanying notes to consolidated financial statements

TABLE

                       STERITEK, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Years Ended June 30,
                                  ----------------------------------------
                                        1996          1995         1994
                                  ------------   -----------   -----------

Cash flows from operating
 activities:
  Net (loss) income               $  (478,538)   $   145,374   $(1,040,137)
  Adjustments to reconcile net
   (loss) income to net cash
   provided by (used in)
   operating activities:
     Gain on sale of Sterimed         (39,998)
     Adjustment of deferred tax
       asset due to change in
       the valuation allowance        100,000                      214,500
     Deferred taxes                                  184,900
     Depreciation and
       amortization of machinery
       and equipment                  326,715        268,343       244,186
     Amortization of patents
       and excess of cost over
       net assets of business
       acquired                         1,029          4,116         4,115
     Amortization of physicians
       fax database                   100,158        100,159
     Bad debt expense                  19,511
     Common shares issued in
       exchange for professional
       services rendered                                            30,000
     Changes in operating assets
       and liabilities:
       Decrease (increase) in
       trade accounts receivable      116,829       (210,243)      (62,098)
       Decrease (increase) in
         inventories                   27,269         31,734       (36,217)
       Decrease in assets
         transferred under
         contractual arrangement        7,100         34,865        34,377
       (Increase) decrease in
         net assets of
         discontinued segment         (25,795)        32,263       100,008
       (Increase) decrease in
         prepaid expenses and
         other assets                  (4,292)       (18,797)        1,380
       Increase (decrease) in
         accounts payable and
         accrued expenses              48,152         93,390      (251,860)
                                   ----------     ----------    ----------




Net cash provided by (used in)
  operating activities                198,140        666,104      (761,746)
                                   ----------     ----------    ----------

Cash flows from investing
  activities:
    Payments received on loan
     receivable                         3,784
    Expenditures for purchase
     of machinery and equipment      (231,545)      (602,501)     (236,532)
    Proceeds from sale of
     discontinued business            300,000
                                   ----------     ----------     ---------
Net cash provided by
  (used in) investing
  activities                           72,239       (602,501)     (236,532)
                                   ----------     ----------     ---------

(Continued)
PAGE

                         STERITEK, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (Concluded)


                                               Years Ended June 30,
                                      --------------------------------------
                                        1996          1995          1994
                                      ---------     ----------     ---------


Cash flows from financing
  activities:
    Principal payments on long-term
     debt                             (450,000)      (140,000)      (128,333)
    Principal payments on line of
     credit                                          (300,000)

     Borrowings of long-term debt      300,000                       300,000
     Borrowings on line of credit                                    300,000
     Borrowings on capital lease
      obligations                                     283,150
     Principal payments on capital
      lease obligations                (87,612)       (45,433)
                                     ---------      ---------      ---------
Net cash (used in) provided by
  financing activities                (237,612)      (202,283)       471,667
                                     ---------      ---------       --------

Net  increase (decrease) in
  cash and cash equivalents             32,767       (138,680)      (526,611)

Cash and cash equivalents at
  beginning of year                    263,662        402,342        928,953
                                     ---------      ---------     ----------

Cash and cash equivalents at
  end of year                         $296,429      $ 263,662      $ 402,342
                                      ========      =========      =========



Supplemental disclosures of
  cash flow information:
  Interest paid                        $56,521      $  79,578      $  52,049
                                       =======      =========      =========

Income taxes paid                                                  $  14,013
                                                                   =========

Supplemental schedule of
  noncash investing and
  financing activities:
    Common shares issued in
     exchange for professional
     services                                                        $30,000
                                                                     =======

    Write-off of physicians
      fax database                                                  $226,525
                                                                    ========







See accompanying notes to consolidated financial statements

                      STERITEK, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation:

     The consolidated financial statements include the accounts of Steritek, Inc. and its wholly-owned subsidiary, Sterimed (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

     Business Description:

     Master-Pak, a division of Steritek, provides contract packaging services and promotional materials assembly and distribution for the pharmaceutical, medical, health and beauty industries.
     Steritek, Inc. also engages in the research, development and sale of biomedical devices for therapeutic, diagnostic and other cardiovascular applications. Sterimed is a high tech manufacturer and supplier of products and accessories for electron microscope laboratories. Steritek, Inc. and Sterimed collectively comprise the Biomedical Services Segment. The ICP business of Steritek, Inc. and Sterimed were discontinued during October 1995.

     Discontinued Segment:

     On October 6, 1995, the Company sold to a director and employee all of the assets used directly and exclusively in its Intracranial Pressure Monitor (ICP) business and all of the assets, subject to certain of the liabilities of Sterimed's electron microscope business, collectively the BioMedical Services Segment. The aggregate purchase price was $600,000, including $300,000 for Sterimed's electron microscope business which was paid in cash and $300,000 for the ICP business which was paid by a note receivable. (See below.)

     The gain on the sale of Sterimed's electron microscope business was $39,998.

     In connection with its disposal of the ICP business on October 6, 1995, the Company received a non-interest bearing note in the amount of $300,000. The note is to be paid in consecutive monthly installments, in the amount of 10% of the future gross receipts of the ICP business, until paid in full. A note receivable has not been recorded by the Company due to the uncertainty of its collectibility, and accordingly, the transaction has not been considered a sale for accounting purposes and the gain on disposal of the ICP business was not recognized. Further, the assets subject to the trans-

PAGE
     action have been segregated in the balance sheets under the caption "assets transferred under contractual arrangement".

     Operating results of the BioMedical Services Segment for the period July 1, 1995 to October 6, 1995 are shown separately in the accompanying statement of operations. The statements of operations for the years ended June 30, 1995 and 1994 have been restated and operating results of the discontinued operations are also shown separately.

     Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions, which from time to time, exceed the Federal depository insurance coverage limit. Cash and cash equivalents exceeding federally insured limits totaled $199,104 at June 30, 1996.

     Inventories:

     Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market.

     Machinery and Equipment:

     Machinery and equipment are carried at cost. Depreciation, except for leasehold improvements, is computed using the declining balance method until depreciation computed using such method is less than depreciation computed using the straight-line method. At such time, the straight-line method is used for the remaining lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs
PAGE
     is charged to income as incurred; significant renewals and betterments are capitalized.

     Accrued Vacation:

     The Company's policy is to accrue vacation pay as earned.
     Generally, vacation pay is vested and is payable as vacation days are taken in the year subsequent to that in which it was earned.

     Physicians Fax Database:

     The physicians fax database, a marketing communication system utilizing electronic facsimile transmission, was acquired effective June 30, 1993 at a cost of $527,000.
     During the year ended June 30, 1994, the asset was reduced by $226,525 due to poor performance in the delivery of the originally agreed upon database. Amortization was not recorded for the year ended June 30, 1994, as the database was not operational, and accordingly, not placed in service as of that date. During the year ended June 30, 1995, the database was placed in service and $100,159 of amortization was charged to operations. The useful life of the database is three years. During the year ended June 30, 1996, $100,157 of amortization was charged to operations.

     Income Taxes:

     The Company uses the asset and liability method to calculate deferred tax assets and liabilities. Deferred taxes are recognized based on the differences between financial reporting and income tax bases of assets and liabilities using enacted tax rates.

     Net Income (Loss) Per Share:

     Net income per common and common equivalent share was computed by dividing net income by the weighted-average number of common shares and equivalents (stock options) outstanding during the year ended June 30, 1995. Net loss per common and common equivalent share was computed by dividing net loss by the weighted average number of common shares outstanding during the years ended June 30, 1996 and 1994.


     Stock Based Compensation:

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a
PAGE
     fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, the Company is not required to adopt the fair value method of accounting for employee stock-based transactions. The Company is permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for
     Stock Issued to Employees", but commencing during the first quarter of fiscal 1997 will be required to disclose in a note to the financial statements pro forma net income, and per share amounts as if the Company had applied the new method of accounting. The adoption of this new standard is not expected to have a significant effect on the Company's financial statements.

     Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of:

     In 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes new accounting standards for measuring the impairment of long-lived assets. The adoption of this new standard is not expected to have a significant effect on the Company's financial statements.

2.   INVENTORIES:

     Inventories consist of the following:

                                                    June 30,
                                            ----------------------------
                                              1996             1995
                                            ---------       ------------
        Finished goods                      $103,054        $127,227
        Work in process                                       41,265

        Raw materials                          4,054         134,377
                                            --------        --------
                                             107,108         302,869

        Less discontinued segment                            168,492
                                            --------        --------

                                            $107,108        $134,377
                                            ========        ========

PAGE

3.   MACHINERY AND EQUIPMENT:

     Machinery and equipment consist of the following:
                                         June 30,
                                 -----------------------       Estimated
                                    1996          1995       Useful Lives
                                 ----------    ---------     -------------
    Machinery and equipment      $2,371,252     $2,305,358   3 to 10 years
     (includes $283,150 under
     capital leases for 1996
     and 1995)
    Furniture and fixtures           87,701         73,615   5 years
    Leasehold improvements          303,064        294,896   Lease Term
                                 ----------     ----------
                                  2,762,017      2,673,869

    Less discontinued segment                      148,569
                                 ----------     ----------


                                 $2,762,017     $2,525,300
                                 ==========     ==========

     Depreciation and amortization of machinery and equipment charged to operations was $326,715, $268,343 and $244,186 during the years ended June 30, 1996, 1995, and 1994, respectively. Depreciation expense related to assets under capital leases amounted to $42,916 and $19,301 for the years ended June 30, 1996 and 1995, respectively.

4.   LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                        June 30,
                                                  --------------------
                                                     1996       1995
                                                  ---------   --------
     Subordinated note to a company dated
      March 31, 1994 payable March 31, 1996
      at 7% (2)                                               $300,000

     Note to a bank dated June 30, 1993
      payable monthly until July 1, 1998 at
      prime plus 1/2% (1)                         $291,667     431,667

    Note to a bank dated March 29, 1996
     payable monthly until April 1, 2001 at
     prime plus 1/2%(3)                            290,000

                                                  --------------------

    Total long-term debt                           581,667     731,667
    Less current maturities                        200,000     440,000
                                                  --------    --------
                                                  $381,667    $291,667
                                                  ========    ========

   (1) The note to the bank is collateralized by substantially all of the assets of the Company and is personally guaranteed by the president of the Company. The bank has agreed to waive covenants for the balance of the term loan.

   (2) The subordinated note was collateralized by certain equipment of the Company.

   (3) The note to the Bank is collateralized by substantially all of the assets of the Company, personally guaranteed by the president of the Company and contains no covenants.

   Maturities of long-term debt at June 30, 1996 are as follows:

             1997                         $200,000
             1998                          200,000
             1999                           71,667
             2000                           60,000
             2001                           50,000
                                          --------
                                          $581,667
                                          ========

5.  CAPITAL LEASE OBLIGATIONS:

    Capital lease obligations consist of the following at June
    30, 1996 and 1995:

                                                       1996      1995
                                                     --------  ----------

    Obligation under capital lease for machinery,
     payable in monthly installments of $6,661,
     non-interest bearing, until December 1997.      $133,234   $199,844

    Obligation under capital lease for machinery,
     payable in monthly installments of $2,400,
     including interest at 41.3%, until April 1996.     2,000     20,000

    Obligation under capital lease for equipment,
     payable in monthly installments of $402,
     including interest at 9.903%, until January
     2000.                                             14,871     17,873
                                                     -------------------
                                                      150,105    237,717

    Less current maturities                            99,114    103,201
                                                     -------------------
                                                     $ 50,991   $134,516
                                                     ========   ========

    Maturities of capital lease obligations at June 30, 1996 are as follows:

       1997                             $99,114
       1998                              43,928
       1999                               4,339
       2000                               2,724
                                        -------
                                       $150,105
                                       ========

6.  LEASES:

    The Company leases its operating and corporate facilities under operating leases which expire in 1997 and 2004. In addition, in October 1992, the Company began leasing a warehouse facility on a month-to-month basis. Rent expense amounted to $356,973, $314,553 and $333,778 for the years ended June 30, 1996, 1995 and 1994, respectively. The rent expense for discontinued operations was not material.

    The future minimum rental commitments under these leases are as follows:

         Years Ending
           June 30,                         Amount
         ------------                       ------
            1997                         $  336,471
            1998                            260,986
            1999                            267,224
            2000                            273,463
            2001                            279,701
            Thereafter                      882,776
                                         ----------

                                         $2,300,621
                                         ==========

7.  SEGMENT INFORMATION:

    The Company's operations are divided into two business segments: research, development, manufacture and sale of biomedical devices (including the manufacture and supply of products and accessories for electron microscope laboratories) and contract packaging. (See Note 1 for disposal of Bio Medical Services Segment.)

    A summary of information about the Company's operations by business segments are as follows:

                                              For the Year Ended
                                                 June 30, 1996
                                   -----------------------------------------
                                    BioMedical
                                    Services -
                                   Discontinued      Contract
                                   October 6, 1995   Packaging      Total
                                   ---------------   ----------  -----------
     Sales                         $193,797          $4,714,542   $4,908,339
     Operating (loss) income          5,346            (409,450)    (404,104)
     Depreciation and amortization    1,029             326,715      327,744
     Aggregate carrying amount of
      identifiable assets                             2,309,256    2,309,256
     Additions to machinery and
      equipment                                         231,545      231,545

                                              For the Year Ended
                                                 June 30, 1995
                                   -----------------------------------------
                                    BioMedical
                                    Services -
                                   Discontinued      Contract
                                   October 6, 1995   Packaging     Total
                                   ---------------   ----------  ----------
     Sales                         $849,281          $5,095,103  $5,944,384
     Operating (loss) income        (66,738)            464,958     398,220
     Depreciation and amortization   13,615             258,844     272,459
     Aggregate carrying amount of
      identifiable assets           316,878           2,660,376   2,977,254
     Additions to machinery and
      equipment                                         602,501     602,501

                                              For the Year Ended
                                                 June 30, 1994
                                   ----------------------------------------
                                    BioMedical
                                    Services -
                                   Discontinued      Contract
                                   October 6, 1995   Packaging     Total
                                   ---------------   ----------  ----------
     Sales                         $  787,109       $3,443,986   $4,231,095
     Operating loss                    (2,169)        (813,304)    (815,473)
     Depreciation and amortization     21,001          227,300      248,301
     Aggregate carrying amount of
      identifiable assets             397,622        2,543,152    2,940,774

     Additions to machinery and
      equipment                                        236,532      236,532

    Sales to the Company's major customers were as follows:

                                              Years Ended June 30,
                                    -------------------------------------
                                       1996          1995         1994
                                    ----------    ----------   ----------
     Company A                      $1,963,146    $2,487,063   $1,266,998
     Company B                       1,194,589     1,597,847    1,451,808

8.  STOCK OPTIONS:

    On June 24, 1992, the Company adopted a stock option plan which authorizes the granting of either incentive or nonqualified stock options to purchase up to 400,000 shares of the Company's common stock to certain persons who perform services for the Company. On November 9, 1993, the authorized number of shares of common stock that may be issued pursuant to the Company's stock option plan was increased to 550,000 shares. On June 24, 1992, nonqualified options to purchase 150,000 shares were issued to the directors of the Company to compensate them for their services. The nonqualified options had an exercise price of $.50 per share, which is the Company's estimate of the market value at that date. The options became exercisable on December 24, 1992 and expire on June 24, 2002.

    On December 16, 1992, nonqualified options to purchase 10,000 shares were issued to a director of the Company to compensate him for his services. The nonqualified options had an exercise price of $1.00 per share, which is the Company's estimate of the market value at that date. The options became exercisable on June 16, 1993 and expire on December 16, 2002.

    On August 19, 1993, nonqualified options to purchase 210,000 shares were issued to the directors of the Company to compensate them for their services. The nonqualified options had an exercise price of $1.50 per share, which is the Company's estimate of the market value at that date. The options became exercisable on February 19, 1994 and expire on August 19, 2003.

    On August 29, 1993, nonqualified options to purchase 20,000 shares were issued to an employee of the Company. The nonqualified options had an exercise price of $1.50 per share, which is the Company's estimate of the market value at that date. The options became exercisable on February 29, 1994 and expire on August 29, 2003.

    On October 26, 1995, nonqualified options to purchase 100,000 shares were issued to the directors of the Company to compensate them for their services. The nonqualified options had an exercise price of $.25 per share, which is the Company's estimate of market value at that date. The options became exercisable on April 26, 1995 and expire on October 26, 2005.

    Summarized information relating to the stock option plan:

                                        1996         1995         1994
                                      -------        -------    -------
       Options outstanding
         at beginning of year         390,000        390,000    160,000

       Options granted                100,000            -0-    230,000

       Options canceled                45,000            -0-        -0-
                                      -------        -------    -------

       Options outstanding at
         end of year                  445,000        390,000    390,000
                                      =======        =======    =======
       Options exercisable at
         end of year                  445,000        390,000    390,000
                                      =======        =======    =======

       Option prices per share:
        Granted                          $.25                     $1.50
                                         ====                     =====
        Canceled                  $1.00-$1.50
                                  ===========

        Exercise price of
          options outstanding
          at end of year           $.25-$1.50     $.50-$1.50 $.50-$1.50
                                   ==========     ========== ==========

9.  INCOME TAXES:

    The deferred tax asset was $353,500 at June 30, 1994 and was comprised of the following components:

                                                               Deferred Tax
                                       Temporary                   Asset
                                       Difference   Tax Rate    (Liability)

                                       ----------   --------    -----------
    Inventory                         $ (100,000)     43%        $ (43,000)
    Allowance for doubtful accounts        5,000      43%            2,150
    Accumulated depreciation             (13,000)     43%           (5,590)
    Benefit of remaining operating
     loss carryforward                 2,848,000                 1,224,640
    Less valuation allowance          (1,918,000)     43%         (824,700)
                                      ----------               -----------

                                      $  822,000               $   353,500
                                      ==========               ===========


     During the year ended June 30, 1994, the beginning-of-the-year balance of the valuation allowance had been adjusted by $214,500 due substantially to a change in circumstances causing a change in judgment about the realizability of the related deferred tax asset in future years. The tax rate of 43% at June 30, 1994 includes a 9% state income tax rate because of the merger in 1994 of Steritek, Inc. and Master-Pak Laboratories, Inc. for tax purposes.

     The deferred tax asset is $168,600 at June 30, 1995 and is comprised of the following components:


                                                               Deferred Tax
                                      Temporary                   Asset
                                      Difference    Tax Rate    (Liability)
                                      -----------   --------   ------------
     Inventory                        $   (95,000)      43%     $(40,850)
     Allowance for doubtful accounts        5,000       43%        2,150
     Accumulated depreciation            (106,000)      43%      (45,580)
     Benefit of remaining operating
      loss carryforward                 2,235,070       43%      961,080
     Less valuation allowance          (1,646,070)      43%     (708,200)
                                      -----------              ---------

                                      $   393,000              $ 168,600
                                      ===========              =========

    The deferred tax asset has been reduced by $184,900 and corresponding Federal and State tax provisions have been recorded for the year ended June 30, 1995.

    The deferred tax asset is $68,600 at June 30, 1996, and is comprised of the following components:

                                                               Deferred Tax
                                      Temporary                   Asset
                                      Difference    Tax Rate   (Liability)
                                      ----------    --------   ------------

     Allowance for doubtful accounts  $     5,000      43%    $    2,150
     Accumulated depreciation            (201,000)     43%       (86,430)
     Benefit of remaining operating
      loss carryforward                 2,515,000      43%     1,081,450
     Less valuation allowance          (2,159,000)     43%      (928,570)
                                      -----------              ----------
                                      $   160,000              $   68,600
                                      ===========              ==========

     During the year ended June 30, 1996, the beginning-of-the-year balance of the valuation allowance had been adjusted by $100,000 due substantially to a change in circumstances causing a change in judgment about the realizability of the related deferred tax asset in future years.

     At June 30, 1996, the Company has available net operating loss (NOL) carryforwards of approximately $2,515,000. These NOL's expire at various dates from 1996 through 2006. At June 30, 1996, the Company has investment tax credit carryforwards of approximately $35,700 and research and development (R & D) credits of approximately $85,500 which are available in future years and expire from 1996 through 2001. The Tax Reform Act of 1986 (the Act) reduced the amount of utilization of Investment Tax Credit carryforwards allowed to 65% in 1988 and thereafter. R & D credit carryforwards are unaffected by the Act.

10.  FAIR VALUE OF  FINANCIAL INSTRUMENTS:

      The amounts included in the balance sheet at June 30, 1996 for cash and cash equivalents, trade accounts receivable, accounts payable - trade and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying amount of long-term debt and capital lease obligations approximate the estimated fair value because they are at interest rates comparable to instruments currently available to the Company for notes with similar terms and remaining maturities.

11. FOURTH QUARTER ADJUSTMENTS (UNAUDITED):

    In the fourth quarter of 1996, the Company revised its accounting for the disposition of its Intracranial Pressure Monitor (ICP) business and accordingly, an adjustment in the amount of $236,099 ($.07 per share) was recognized to reduce the previously reported gain on disposal.

    The Company also revised its estimate of the valuation allowance for income taxes and recognized an adjustment amounting to $100,000 ($.03 per share) to reduce the previously reported deferred tax asset.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    There were no disagreements with accountants on accounting and financial disclosure within the Company's two most recent fiscal years and all subsequent interim periods.

                              Part III

Item 10.  Directors and Executive Officers

    The following table sets forth certain information relating to the directors, executive officers and certain significant employees of the Company:

      Name                             Age     Position
      ----                             ---     --------
Albert J. Wozniak...................   58   Chairman, Chief
                                            Executive Officer,
                                            President
Allan B. Levin, M.D.................   57   Director
Charles A. Pergola..................   63   Director
Herbert W. Marache, Jr..............   68   Director
James K. Wozniak....................   34   Director, Vice
                                            President and
                                            Secretary


    Each Director holds office until the earlier of the election of his successor at the next annual meeting of shareholders or his resignation or removal. Officers are elected by, and serve at the discretion of, the Board of Directors. There are currently two vacancies on the Board of Directors.

    Mr. Albert J. Wozniak has been Chairman of the Board, Chief Executive Officer and President of the Company since December 26, 1986. Prior to December 26, 1986, Mr. Wozniak was the founder, President and director of Master-Pak Laboratories, Inc. (since
1972) and Steritek, Inc. (since 1974). On or about December 26, 1986, Steritek, Inc. was merged into the Company and Master-Pak Laboratories, Inc. became a subsidiary of the Company (on July 1, 1993, Master-Pak became a division of the Company). Both Master-Pak Laboratories, Inc., and Steritek, Inc. were engaged in the contract packaging business from inception. Albert J. Wozniak is the father of James K. Wozniak.

    Dr. Allan Levin, M.D., a director of the Company since 1987, has been a neurosurgeon and Professor of Neurological Surgery at the University of Wisconsin School of Medicine for more than five years preceding May 1996. In May 1996, Dr. Levin retired from the University of Wisconsin School of Medicine and has been an independent consultant since then.

    Mr. Herbert W. Marache, Jr., a director of the Company since
June 1992, served as Senior Vice President of Janney Montgomery

Scott, Inc., a brokerage firm, since March 19, 1988. Prior to that time he served as a Vice President and director of Moseley Securities. He is currently a director of Biosearch Medical Products, Inc., a surgical device manufacturer; of American

Centurion Life Insurance Company, a wholly owned subsidiary of American Express Company; and of The Peak Technologies Group, Inc., a distributor of bar code based data collection equipment and systems and engaged in designing, assembling and distributing mini-printers.

    Mr. Charles A. Pergola, a director of the Company since December 1992, served as President of the Beauty Care Group of Revlon from July 1990 to December 1991, President of SmithKline Beecham Consumer Brands from September 1989 to June 1990, President of Beecham Products USA from September 1988 to September 1989, and President of Norcliff Thayer, Beecham Group from 1986 to 1988. Prior to 1986, Mr. Pergola held various executive positions at Revlon and Norcliff Laboratories. Mr. Pergola is also a director of W.F. Young Co. and AFPE Foundation.

    Mr. James K. Wozniak, a director of the Company since 1991, has been a Vice President of the Company since December 1991, and Secretary since July 1992. From December 1987 to December 1991, Mr. James Wozniak was Plant Manager and from December 1989, also acted as Controller of the Company. James Wozniak is the son of Albert J. Wozniak.

Item 11.  Executive Compensation

    Set forth below is disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the named executive officer by any person for all services rendered in all capacities to the Company and its subsidiaries, unless otherwise specified.

                      Summary Compensation Table

      The table below sets forth information concerning
compensation paid to the named executive officer during the last fiscal year.
                                                Long Term Compensation
                                                ----------------------
                     Annual Compensation          Awards        Payouts
                     -------------------        ------------   --------

                                      Other
Name and                              Annual  Restrct                   All
Principal    Fiscal  Salary   Bonus   Comp.    Stock   Options  LTIP   Other
Position      Year    ($)     ($)      ($)     Awrds     (#)    Payout Comp.
---------    ------  ------   -----   ------   ------  -------  ------ ------

Albert J.    1996   200,000    -        -       -        20,000    -     -
 Wozniak     1995   238,000    -        -       -          -       -     -
Chairman,    1994   262,000    -        -       -       160,000    -     -
CEO and
President

               Aggregate Options Exercised in Last Fiscal Year
                      and Fiscal Year-End Option Values

    The table below sets forth information concerning exercises of stock options by the named executive officers during the last fiscal year and the fiscal year-end value of the named executive officer's unexercised options.

                                              Number of       Value of
                                             Unexercised     Unexercised
                                             Options at      In-the-Money
                                               FY-End         Options at
                   Shares         Value          (#)           FY-End ($)
                 Acquired on    Realized     Exercisable/    Exercisable/
     Name        Exercise (#)     ($)        Unexercisable   Unexercisable
     ----        ------------   ---------    -------------   -------------
    Albert J.         -            -         215,000/-0-         $0/0
    Wozniak

                       Compensation of Directors

    Directors are awarded options to purchase Common Stock of the Company pursuant to the Stock Option Plan for their services as a director. For the fiscal year ended June 30, 1994, each director was awarded options to purchase 10,000 shares of Common Stock at the fair market value on the date of grant for services as a director. For the fiscal year ended June 30, 1996, each director was awarded options to purchase 20,000 shares of Common Stock at the fair market value on the date of grant for services as a director. No options have been awarded since then. Under the terms of the Stock Option Plan, the maximum amount of options awarded to a director in a year, for his or her services as such, cannot exceed options to purchase 35,000 shares of Common Stock.

                        Employment Contracts

    No executive officer of the Company is a party to an employment agreement, termination of employment or change in control arrangement, or any other compensatory plan or arrangement.

                        Stock Option Plan

    The Steritek, Inc. Stock Option Plan (the "Plan"), authorizes the granting of either Incentive Stock Options or Nonqualified Stock Options to acquire in the aggregate up to 550,000 shares of the Company's Common Stock. The shares available for issuance will be increased or decreased according to any reclassification, recapitalization, stock split, stock dividend or other such subdivision or combination of the Company's Common Stock. The following description of certain provisions of the Plan is qualified in its entirety by reference to the Plan which is available from the Company upon request.

    Eligibility. Any person, including officers and directors, employed by the Company or any parent or subsidiary of the Company shall be eligible to receive Incentive Stock Options under the Plan. Approximately 143 persons are eligible to receive Incentive Stock Options as of September 1, 1996. Any employee who owns ten percent or more of the total combined voting power of all classes of the Company's voting stock shall be eligible to receive Incentive Stock Options only under certain limited circumstances. Additionally, the Plan permits Nonqualified Stock Options to be granted to directors, consultants, independent contractors and agents as well as employees. An indeterminate number of persons, including three nonemployee directors, are eligible to receive Nonqualified Stock Options as of September 1, 1996. Each director shall not, however, be eligible to receive stock options to purchase more than 35,000 shares of Common Stock per year, subject to such further terms and conditions as are contained in the Plan. It is the present intent of the Company to satisfy the regulations promulgated under Rule 16(b) of the Securities Exchange Act of 1934, as amended, insofar as such rules relate to participation in the Plan by directors who are disinterested administrators, as such term is defined therein. In connection therewith, the Company may request a No-Action Letter from the Division of Corporate Finance of the Securities and Exchange Commission and, consequently, may modify the terms under which directors participate in the Plan. The Board of Directors of the Company will determine who should be granted stock options under the Plan.

    Exercise Price of Options. Options granted pursuant to the Plan must have an exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted, except that in the case of an Incentive Stock Option the price shall be at least 110 percent of the fair market value where the option is granted to an employee who owns more than ten percent of the total combined voting power of all classes of the Company's voting stock. On September 1, 1996, the average bid and asked prices of the Company's Common Stock, as reported by the National Quotation Service, Inc., was approximately $.25 and $.625, respectively. Under the terms of the Plan, the aggregate fair market value of the stock with respect to which Incentive Stock Options are exercisable for the first time by an individual during any calendar year shall not exceed $100,000.

    Terms. All options available to be granted under the Plan must be granted by January 1, 2002. The Board of Directors will determine the actual term of the options but no option will be able to be exercised after the expiration of ten years from the date of its grant. No Incentive Stock Option granted to an employee who owns more than ten percent of the combined voting power of all the outstanding classes of stock in the Company may be exercised after five years from the date of grant.

    The options granted pursuant to the Plan shall not be transferable except by will or by the laws of descent and distribution.

    Exercise of Options. Incentive Stock Options granted to employees under the Plan may be exercised only by the employee during his employment with the Company or for a period not exceeding three months after voluntary termination, or for a period not exceeding one year if the employee ceased employment because of permanent and total disability within the meaning of
Section 105(d)(4) of the Internal Revenue Code of 1986, as amended, but such options may be exercised by the employee's estate, or by any person who acquired the right to exercise such option by bequest or inheritance from the employee for a period of twelve months from the date of the employee's death. If such option shall by its terms sooner expire, such options shall not be extended as a result of the employee's death. All options granted pursuant to the Plan must be exercised within ten years from the date of the grant. Incentive Stock Options granted to an employee who is the beneficial owner of ten percent or more of the total combined voting power of all classes of the Company's stock, or of any parent or subsidiary, must exercise such options within five years from the date such option is granted. Options granted under the Plan need not be exercised in the order in which they are granted. If employment is terminated for cause or without consent of the employee, the options granted pursuant to the Plan shall immediately terminate.

Tax Consequences Of Stock Options

Incentive Stock Options

    Certain options granted under the Plan are intended to qualify as incentive stock options ("Incentive Stock Option") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Code"). Set forth below is a general summary of certain of the principal Federal income tax consequences to participants and the Company of Incentive Stock Options granted under the Plan.

    An employee to whom an Incentive Stock Option is granted pursuant to the Plan will not recognize any compensation income (for regular tax purposes), and the Company will not be entitled to a compensation deduction, at the time an Incentive Stock Option is granted or at the time an Incentive Stock Option is exercised. However, in the year of exercise the amount by which the fair market value of the Common Stock at the time of exercise exceeds the option price will generally be included in the optionee's computation of alternative minimum taxable income.
The amount included in income will be added to the optionee's basis in the shares received for minimum tax computation purposes. If the employee incurs the alternative minimum tax, however, he or she should qualify for the credit for prior year minimum tax liability in the first future year he or she has regular tax liability.

    In order to obtain Incentive Stock Option treatment for Federal income tax purposes upon the subsequent sale (or other disposition) by the optionee of the shares of Common Stock received upon exercise of the option, the sale (or other disposition) must not occur with two years from the date the option was granted nor within one year after the transfer of such shares upon exercise of the option (the "ISO holding period requirement"). If the ISO holding period requirements are satisfied, on the subsequent sale (or other disposition) by the optionee of the shares of Common Stock received upon the exercise of an option, the optionee generally will recognize income from the sale of a capital asset equal to the difference, if any, between the proceeds realized from the sale (or other disposition) and the amount paid as the exercise price of the option. On the other hand, if the ISO holding period requirements are not satisfied, on the subsequent sale (or other disposition) by the optionee of the shares of Common Stock received upon the exercise of the option ("Disqualifying Disposition"), the optionee generally will recognize income taxable as compensation, and the Company will be entitled to a compensation deduction (provided certain withholding requirements are met), in an amount equal to the lesser of (a) the difference, if any, between the fair market value of the shares on the date of exercise and the amount paid as the exercise price of the option, or (b) the difference, if any, between the proceeds realized from the sale or other disposition and the amount paid as the exercise price of the option. Any additional gain realized on a Disqualifying Disposition (in addition to the compensation income referred to above) would generally give rise to income from the sale of a capital asset and taxed accordingly.

    The tax basis of the shares of Common Stock received by the optionee will be equal to the amount paid as the exercise price plus the amount, if any, includable in his or her gross income as compensation in the event of a Disqualifying Disposition. The holding period for the shares will commence on the date of exercise of the Incentive Stock Option.

Nonqualified Stock Options

    Certain options to purchase Common Stock issued under the Plan may not be intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Code. As such, the options are generally referred to as Nonqualified Stock Options. Set forth below is a general summary of certain of the principal Federal income tax consequences to participants and the Company of Nonqualified Stock Options.

    An individual to whom a Nonqualified Stock Option is granted will generally not recognize any compensation income, and the Company will not be entitled to a compensation deduction, at the time the Nonqualified Stock Option is granted (even if the option price is less than the fair market value of the Common Stock at the time of the grant). In the year of exercise or, if later, the year in which the six month period prescribed by Section 16(b) of the Securities Exchange Act of 1934 ("Section 16(b)"), if applicable, expires, the optionee generally will recognize income taxable as compensation and, provided the Company meets the applicable withholding requirements, the Company will be entitled to a compensation deduction, in an amount equal to the difference (if any) between the fair market value of the shares on the date of exercise (or, if applicable, the date any Section 16(b) restrictions expire) and the amount paid as the exercise price of the option.

    An optionee who is a director or officer of the Company within the meaning of Section 16(b), or who is otherwise subject to Section 16(b), will be required to defer the recognition of income on the purchase of shares pursuant to Nonqualified Stock Options until the Section 16(b) restrictions expire. He or she may consider electing to disregard the Section 16(b) restrictions for tax purposes pursuant to Section 83(b) of the Code. Under this election, the amount will be included in income in the year of exercise (which may not be the year the Section 16(b) restrictions lapse) and will be measured by the difference between the option price and fair market value when the Section 16(b) restrictions lapse.

    The tax basis of the shares of Common Stock received by the optionee upon exercise will be equal to the amount paid as the exercise price plus the amount, if any, includable in his or her gross income as compensation. The holding period for the shares will commence just after the exercise of the Nonqualified Stock Option or, if applicable, just after the date the Section 16(b) restrictions expire.

    On the subsequent sale (or other disposition) by the optionee of the shares of Common Stock received upon the exercise of the option, any gain or loss realized on such sale or disposition will generally give rise to gain or loss from the sale of a capital asset and taxed accordingly.

Stock Options Issued by the Company

    The following table sets forth, as to certain executive officers of the Company and as to all executive officers of the Company as a group, the total number of options granted between June 20, 1992, the date of adoption of the plan, and June 30, 1996 and the average exercise price of such options. No options granted by the Company have been exercised as of September 1, 1996. Options to purchase 45,000 shares have been cancelled.

                                     Options granted during period
                                ----------------------------------
Name of individual                                    Per share
or number in group              Number of shares    Exercise Price
------------------              ----------------    --------------
Albert J. Wozniak (1)..........      35,000             $ .50
 Chairman, CEO and President        160,000             $1.50
                                     20,000             $ .25

James K. Wozniak (2)...........      35,000             $ .50
 Director, VP and Secretary          10,000             $1.50
                                     20,000             $ .25

Non-Executive Director Group...      45,000             $ .50
                                     10,000             $1.00
                                     30,000             $1.50
                                     60,000             $ .25

Employee Group.................      70,000             $ .50
                                     20,000             $1.50

-----------------------
(1)  Albert J. Wozniak is the only Executive Officer.
(2)  James K. Wozniak is the only Non-Executive Officer.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    The following table sets forth, as of September 1, 1996, certain information with respect to the beneficial ownership of the Common Stock of the Company as to each director and nominee of the Company, each person known by the Company to own beneficially more than 5% of its Common Stock, each executive officer, and all directors and executive officers of the Company as a group.

                                         Shares
                                      Beneficially     Percent
Name and Address                         Owned(1)       Owned
----------------                      -------------     ------
Albert J. Wozniak...................  2,230,650(2)      58.46%
Steritek,Inc.
121 Moonachie Ave.
Moonachie, NJ 07074

Gerlach & Co.......................     356,639          9.94%
c/o Citibank N.A.
111 Wall Street
New York, NY 10043

Herbert W. Marache, Jr..............     78,600(3)       1.62%
Janney, Montgomery, Scott
26 Broadway
New York, NY 10004

Allan B. Levin, M.D.................    129,350(3)       3.01%
Charles A. Pergola..................     40,000(3)          *
James K. Wozniak....................     67,000(3)       1.30%

All directors and officers
  as a group (5 persons)............  2,545,600(4)      63.50%

---------------------------
* - Represents less than 1%.

(1) Unless otherwise indicated, each named holder has, to the best knowledge of the Company, sole voting and investment power with respect to the shares.

(2) Includes 215,000 shares of Common Stock of the Company that may be acquired within 60 days upon the exercise of options.

(3)  Includes 65,000 shares (except as to Mr. Pergola and Mr.
Marache, in which case such amount includes 40,000 shares) of Common Stock of the Company that may be acquired within 60 days upon the exercise of options.

(4) Includes 425,000 shares of Common Stock of the Company that may be acquired by directors and officers within 60 days upon the exercise of options.

Item 13.  Certain Relationships and Related Transactions

     On March 31, 1994, the Company borrowed $300,000 from the Redemptorist Trust, which is affiliated with Gerlach & Co., for a two year term at 7%. The note was collateralized by certain equipment of the Company. In connection with that borrowing, the Company issued 15,000 shares of its common stock to The Redemptorist Trust, and 10,500 shares to Herbert W. Marache, Jr., a director of the Company, and 4,500 shares to his son Herbert W. Marache, III.

    On or about October 6, 1995, Sterimed, Inc. ("Sterimed"), a wholly-owned subsidiary of Steritek, Inc. (the "Corporation"), entered into an Asset Sale/Purchase Agreement with RAJ Communications, Ltd. ("RAJ"), John Arnott and Rita Arnott. Pursuant to that agreement, Sterimed sold to RAJ all of its assets, subject to certain of its liabilities, which comprised Sterimed's electron microscope supply business. More specifically, the assets consisted of cash, accounts receivable, machinery and equipment, motor vehicles, work in process and raw materials, inventory, leasehold improvements, patents and trademarks, goodwill, books and records, and the name "Ladd Research" and any derivative thereof. The purchase price was $300,000, paid at closing. The purchase price, which was negotiated between the parties, approximated Sterimed's book value for the assets.

     On or about October 6, 1995, the Corporation entered into a separate Asset Sale/Purchase Agreement with RAJ, John Arnott and
Rita Arnott. Pursuant to that agreement, the Corporation sold to RAJ all of its assets used directly and exclusively in its Intracranial Pressure Monitor ("ICP") business. More specifically, the assets consisted of machinery and equipment, work in process and raw materials, inventory, patents and trademarks, goodwill, books and records, and the name "J7000 Intracranial Pressure Monitor". The purchase price was $300,000, to be paid in consecutive monthly installments, each in the amount of 10% of gross receipts of the RAJ ICP business, until paid in full. The sole source of payment of such purchase price is the gross receipts from the ICP business. The purchase price was arrived at by negotiation between the parties.

    John Arnott is the sole shareholder of RAJ. Rita Arnott is John Arnott's wife. John Arnott was a director and employee of the Corporation from 1990 through October 6, 1995. John Arnott is the brother-in-law of, and Rita Arnott is the sister of, Albert J. Wozniak. Albert J. Wozniak is a director and principal shareholder of the Corporation.
PAGE

                             Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

    (a)  Financial Statements and Financial Statement Schedules
File As Part of the Report.

    The response to part (a)(1) and (2) of Item 14 is submitted as a separate section of this report under Item 8.

    (a)(3)  Exhibits.

 2.1 Plan and Agreement of Merger By and Between Steritek, Inc. and CardioSearch Inc.(1)
 3.1  Restated Certificate of Incorporation of Registrant(1)
 3.2  Amended and Restated By-Laws of Registrant(1)
 4.1  First Mortgage Note and Common Stock Purchase Agreement(1)
10.1  Steritek, Inc. Stock Option Plan(1)
10.2  Lease of Premises at McLean Blvd at 9th Avenue, Paterson,
       NJ(1)
10.3  Lease of Premises at Moonachie, New Jersey(1)
10.4  Agreement to Purchase Certain Assets of Ladd Research
      Industries, Inc.(1)
10.5  Agreement with Wim Management Corporation and William L.
      Wimberly(1)
10.6  Agreement with Kapular Marketing Research, Inc.(2)
10.7  Realty Lease Amendment No. 1
10.8  Amendment to Lease, Dated September 12, 1984
10.9  Purchase Order, dated January 13, 1995(3)
10.10 Rental/Purchase Agreement, dated April 20, 1995(3)
10.11 Lease Agreement, commencing March 28, 1995(3)
10.12 Commercial Note, dated June 30, 1993(3)
10.13 Commercial Note, dated June 30, 1993(3)
10.14 Security Agreement, including Guaranties and Waiver, dated
       June 30, 1993(3)
10.15 Credit Agreement, dated June 30, 1993(3)
10.16 Waiver Ltr from Bank of New York, dtd September 27, 1995(3)
10.17 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.18 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.19 Commercial Note, entered into on or about March 29, 1996 and
       Guaranty(5)
22    List of Subsidiaries of the Company*
25    Power of Attorney*
27    Financial Data Schedule

(1) - Incorporated by reference to the Registrant's Form 10 filed
November 4, 1992.

(2) - Incorporated by reference to the Registrant's Form 10-K filed September 28, 1993.

(3) - Incorporated by reference to the Registrant's Form 10-K filed September 28, 1995.

(4) - Incorporated by reference to the Registrant's Form 8-K filed October 25, 1995.

(5) - Incorporated by reference to the Registrant's Form 10-Q filed
May 14, 1996.

     (b)  Reports on Form 8-K

     None.
PAGE

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Steritek, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Steritek, Inc.


                                         By/s/ Albert J. Wozniak
                                         ----------------------------
                                         Albert J. Wozniak, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Steritek, Inc. and in the capacities and on the date(s) indicated.

     Signatures                  Title                  Date
     ----------                  -----                  ----

/s/ Albert J. Wozniak      Chairman of the Board,  September 27, 1996
-----------------------
Albert J. Wozniak          President, CEO

/s/ Allan Levin            Director                September 26, 1996
----------------------
Allan Levin, M.D.

/s/ Charles A. Pergola     Director                September 25, 1996
------------------------
Charles A. Pergola

/s/ Herbert Marache, Jr.   Director                September 26, 1996
------------------------
Herbert W. Marache, Jr.

/s/ James K. Wozniak       Vice President, Chief   September 27, 1996
------------------------
James K. Wozniak           Financial Officer and
                           Secretary (principal
                           financial and account-
                           ing officer), Director

                           STERITEK, INC.

                        EXHIBITS TO FORM 10-K

 2.1 Plan and Agreement of Merger By and Between Steritek, Inc. and CardioSearch Inc.(1)
 3.1  Restated Certificate of Incorporation of Registrant(1)
 3.2  Amended and Restated By-Laws of Registrant(1)
 4.1  First Mortgage Note and Common Stock Purchase Agreement(1)
10.1  Steritek, Inc. Stock Option Plan(1)
10.2  Lease of Premises at McLean Blvd at 9th Avenue, Paterson,
       NJ(1)
10.3  Lease of Premises at Moonachie, New Jersey(1)
10.4  Agreement to Purchase Certain Assets of Ladd Research
      Industries, Inc.(1)
10.5  Agreement with Wim Management Corporation and William L.
      Wimberly(1)
10.6  Agreement with Kapular Marketing Research, Inc.(2)
10.7  Realty Lease Amendment No. 1
10.8  Amendment to Lease, Dated September 12, 1984
10.9  Purchase Order, dated January 13, 1995(3)
10.10 Rental/Purchase Agreement, dated April 20, 1995(3)
10.11 Lease Agreement, commencing March 28, 1995(3)
10.12 Commercial Note, dated June 30, 1993(3)
10.13 Commercial Note, dated June 30, 1993(3)
10.14 Security Agreement, including Guaranties and Waiver, dated
       June 30, 1993(3)
10.15 Credit Agreement, dated June 30, 1993(3)
10.16 Waiver Ltr from Bank of New York, dtd September 27, 1995(3)
10.17 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.18 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.19 Commercial Note, entered into on or about March 29, 1996 and
       Guaranty(5)
22    List of Subsidiaries of the Company*
25    Power of Attorney*
27    Financial Data Schedule

(1) - Incorporated by reference to the Registrant's Form 10 filed
November 4, 1992.

(2) - Incorporated by reference to the Registrant's Form 10-K filed September 28, 1993.

(3) - Incorporated by reference to the Registrant's Form 10-K filed September 28, 1995.

(4) - Incorporated by reference to the Registrant's Form 8-K filed October 25, 1995.

(5) - Incorporated by reference to the Registrant's Form 10-Q filed
May 14, 1996.