Form 10-Q
period 1996-09-30
STERITEK INC
filed 1996-11-14
CIK 720831

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                            FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        SEPTEMBER 30, 1996

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,586,285 shares of Common Stock on November 1, 1996

                              INDEX

                                                               Page
Part I - Financial Information

     Item 1.  Financial Statements:
               Consolidated Balance Sheets..................... 3
               Consolidated Statements of Operations........... 5
               Consolidated Statements of Cash Flows........... 6
               Notes to Consolidated Financial Statements...... 7

     Item 2.  Management's Discussion and Analysis............. 8

Part II - Other Information....................................12

Signatures.....................................................13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          STERITEK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                 September 30,    June 30,
                                                     1996           1996
                                                  -----------   -------------
                                                  (Unaudited)   (Derived from
                                                                   Audited
                                                                  Financial
                                                                 Statements)
ASSETS
Current Assets:
  Cash                                               $163,100     $296,429
  Trade accounts receivable, less allowance for
   doubtful accounts of $4,895                        410,485      478,504

  Inventories                                         110,108      107,108
  Prepaid expenses and other assets                   100,850      121,647
  Deferred tax asset                                   68,600       68,600
                                                   ----------   ----------
     Total current assets                             853,143    1,072,288

  Machinery and equipment                           2,811,022    2,762,017
  Less: accumulated depreciation and
   amortization                                     1,775,592    1,693,868
                                                   ----------   ----------
                                                    1,035,430    1,068,149
                                                   ----------   ----------
Other assets
  Physicians' fax database                             75,119      100,159
  Assets transferred under contract arrangement        67,900       68,660
                                                   ----------   ----------
                                                      143,019      168,819
                                                   ----------   ----------
                                                   $2,031,592   $2,309,256
                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade                             $230,299     $276,522
  Accrued expenses                                     45,155       91,328
  Current maturities of long-term debt                150,000      200,000
  Current maturities of capital lease obligations      89,591       99,114
                                                   ----------    ---------
     Total current liabilities                        515,045      666,964
                                                   ----------   ----------

Long-term debt, excluding current maturities          381,667      381,667
                                                   ----------   ----------

Capital lease obligations, less current maturities     50,991       50,991
                                                   ----------   ----------
Shareholders' equity:
  Preferred stock, no par value, authorized
  2,000,000 shares; none issued
  Common stock, no par value, authorized
  5,000,000 shares; issued and outstanding
  3,586,285 shares                                   640,844       640,844
  Retained earnings                                  443,045       568,790
                                                  ----------    ----------
     Total shareholders' equity                    1,083,889     1,209,634
                                                  ----------    ----------
                                                  $2,031,592    $2,309,256
                                                  ==========    ==========

                          STERITEK, INC. AND SUBSIDIARY
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Three Months Ended
                                                        September 30,
                                                   -----------------------
                                                      1996        1995
                                                   ----------   ----------
Sales                                              $1,016,706   $1,586,998

Cost of sales                                         522,437      798,934
                                                   ----------   ----------
  Gross profit                                        494,269      788,064

Selling, general and administrative expenses          606,446      675,004
                                                   ----------   -----------
Operating income                                     (112,177)     113,060

Interest expense                                      (13,568)     (16,198)
                                                    ----------   ----------
Income before provision for income taxes             (125,745)      96,862
                                                    ----------   ----------
Provision for income taxes:

  Provision for federal income taxes - deferred                     18,219
  Provision for state income taxes - deferred                        8,718
                                                    ---------   ----------
                                                                    26,937
                                                    ---------   ----------

Net income                                          ($125,745)    $ 69,925
                                                   ==========   ==========
Weighted-average number of common shares
  outstanding                                       3,586,285    3,976,285
                                                   ==========   ==========

Net income per common share                            ($0.04)       $0.02
                                                   ==========   ==========


                  STERITEK, INC. AND SUBSIDIARY
                            (UNAUDITED)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Three Months Ended
                                                        September 30,
                                                   -----------------------
                                                      1996        1995
                                                   ----------   ----------
Cash flows from operating activities:
   Net loss (income)                                ($125,745)    $ 69,925
   Adjustments to reconcile net (loss) income
    to net cash (used in) provided by operating
    activities:
     Depreciation and amortization of machinery
        and equipment                                  81,724       78,294
     Amortization of physicians' fax database          25,039       25,039
     Amortization of patents and excess of cost
        over net assets of business acquired                         1,029

     Changes in operating assets and liabilities:
        Decrease (increase) in trade accounts
          receivable                                   68,019       62,481
        (Increase) decrease in inventories             (3,000)       9,750
        Decrease (increase) in prepaid expenses
          and other assets                             20,797       (3,375)
        Decrease in deferred tax asset                              26,937
        (Decrease) increase in accounts payable
          and accrued expenses                        (92,396)       1,697
                                                   ----------   ----------
Net cash (used in) provided by operating
     activities                                       (25,562)     271,777
                                                   ----------   ----------
Cash flows from investing activities:
   Collections on note receivable                         761
   Expenditures for purchase of machinery
     and equipment                                    (49,006)     (25,358)
                                                    ----------   ----------

Net cash used in investing activities                 (48,244)    ( 25,358)
                                                    ----------   ----------
Cash flows from financing activities:
   Principal payments on long-term debt               (50,000)    ( 35,000)
   Principal payments on capital lease obligations     (9,523)    ( 22,772)
                                                    ----------   ----------
Net cash (used in) provided by financing
   activities                                         (59,523)    ( 57,772)
                                                    ----------   ----------
Net (decrease) increase in cash                      (133,329)     188,647

Cash at beginning of period                           296,429      263,662
                                                    ----------  ----------

Cash at end of period                                $163,100     $452,309
                                                    =========   ==========
Supplemental disclosures of cash flow
   information:
     Interest paid                                    $13,568      $16,198
                                                   ==========   ==========


                          STERITEK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                              September 30, 1996


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June
     30, 1996.

                   STERITEK, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 as Compared to the Three Months Ended September 30, 1995

     Revenues for the three months ended September 30, 1996 decreased to $1,016,706 from $1,586,998 for the same period in 1995. Revenues for the three months ended September 30, 1996 included approximately:
(i) $919,053 from contract packaging, as compared to $1,244,191 for the same period in 1995; (ii) $97,653 from the Physicians Fax Network, as compared to $139,807 for the same period in 1995; and (iii) $0 from its BioMedical Services business (intracranial pressure monitor business ("ICP") and the electron microscope supply ("EMS") business), as compared to $203,000 for the same period in 1995. The Company sold its ICP and EMS businesses on October 6, 1995. The Company did not report any revenues from these businesses since September 30, 1995. The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 51.4% of sales (or $522,437) for the three months ended September 31, 1996, which was comparable to 50.3% of sales (or $798,934) for the three months ended September 30, 1995. The slight increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1996 was 59.6% of sales (or $606,446), as compared to 42.5% of sales (or $675,004) for the three months ended September 30, 1995. The decrease in SG&A is principally a result of the Company's efforts to reduce administrative costs.

     The Company incurred an operating loss for the three months ended September 30, 1996 in the amount of ($125,745) as compared to income of $69,925 (or 4.4% of sales) for the three months ended September 30, 1995. The operating loss is principally attributable to the decrease in sales without a corresponding decrease in SG&A.

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

Liquidity and Capital Resources

     The Company's working capital on June 30, 1996 was $405,324. The Company's working capital on September 30, 1996, was $338,098. The principal changes in the components of working capital are the reduction in the Company's cash and accounts receivable as a result of lower sales volume, a reduction in trade accounts payable and accrued expenses and the principal repayment on debt.

    On March 31, 1996, the Company borrowed $300,000 from
The Bank of New York (NJ). The Bank of New York note bears interest at the bank's prime rate plus 1/2% per year, and is payable in monthly increments of $5,000. Any unpaid balance due is payable April 1, 2001. The proceeds of this loan were used to repay the Company's 7% subordinated Promissory Note, dated March 31, 1994 and due March 31, 1996, in the amount of $300,000.

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

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     The Company's former transfer agent, Corporate Trust Department, Midlantic National Bank, has become:

       First City Transfer Company
       111 Wood Avenue South, Ste 206
       Iselin, NJ 08830

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     27.    Financial Data Schedule

                  STERITEK, INC. AND SUBSIDIARY

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

Date:  November 14, 1996