Form 10-Q
period 1996-12-31
STERITEK INC
filed 1997-02-14
CIK 720831

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            DECEMBER 31, 1996

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,586,285 shares of Common Stock on February 1, 1996

                              INDEX

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

     Item 2.  Management's Discussion and Analysis............. 8

Part II - Other Information....................................12

Signatures.....................................................13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                         STERITEK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                   December 31,     June 30,
                                                     1996           1996
                                                  -----------   -------------
                                                  (Unaudited)   (Derived from
                                                                   Audited
                                                                  Financial
                                                                 Statements)
ASSETS
Current Assets:
  Cash                                               $261,625     $296,429
  Trade accounts receivable, less allowance for
   doubtful accounts of $4,895                        423,025      478,504

  Inventories                                         102,608      107,108
  Prepaid expenses and other assets                   115,091      121,647
  Deferred tax asset                                   68,600       68,600
                                                   ----------   ----------
     Total current assets                             970,949    1,072,288

  Machinery and equipment                           2,863,935    2,762,017
  Less: accumulated depreciation and
   amortization                                     1,864,181    1,693,868
                                                   ----------   ----------
                                                      999,754    1,068,149
                                                   ----------   ----------
Other assets
  Physicians' fax database                             50,079      100,159
                                                   ----------   ----------
  Assets transferred under contractual arrangement     67,427       68,660
                                                   ----------   ----------
                                                   $2,088,209   $2,309,256
                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade                             $312,544     $276,522
  Accrued expenses                                     37,283       91,328
  Current maturities of long-term debt                100,000      200,000
  Current maturities of capital lease obligations      68,720       99,114
                                                   ----------    ---------
     Total current liabilities                        518,547      666,964
                                                   ----------   ----------

Long-term debt, excluding current maturities          381,667      381,667
                                                   ----------   ----------

Capital lease obligations, less current maturities     50,991       50,991
                                                   ----------   ----------

Shareholders' equity:
  Preferred stock, no par value, authorized
  2,000,000 shares; none issued
  Common stock, no par value, authorized
  5,000,000 shares; issued and outstanding
  3,586,285 shares                                   640,844       640,844
  Retained earnings                                  496,160       568,790
                                                  ----------    ----------
     Total shareholders' equity                    1,137,004     1,209,634
                                                  ----------    ----------
                                                  $2,088,209    $2,309,256
                                                  ==========    ==========

                         STERITEK, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Six Months Ended
                                                          December 31,
                                                   -----------------------
                                                      1996        1995
                                                   ----------   ----------
Sales                                              $2,386,940   $2,953,866

Cost of sales                                       1,191,518    1,442,506

                                                   ----------   ----------
  Gross profit                                      1,195,422    1,511,360

Selling, general and administrative expenses        1,242,659    1,285,273
                                                   ----------   -----------
Operating income                                      (47,237)     226,087

Gain on Sale of Assets                                      0      276,098
Interest expense                                      (25,391)     (31,842)
                                                    ----------   ----------
Income before provision for income taxes              (72,628)     470,343
                                                    ----------   ----------

Provision for income taxes:

  Provision for federal income taxes - deferred             0      119,947
  Provision for state income taxes - deferred               0       42,543
                                                    ---------   ----------
                                                            0      162,490
                                                    ---------   ----------

Net income                                           ($72,628)    $307,853
                                                   ==========   ==========

Weighted-average number of common shares
  outstanding                                       3,586,285    3,940,452
                                                   ==========   ==========

Net income per common share                            ($0.02)       $0.08
                                                   ==========   ==========

                         STERITEK, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     Three Months Ended
                                                           December 31,
                                                   -----------------------
                                                      1996       1995
                                                   ----------   ----------
Sales                                              $1,370,234   $1,366,868

Cost of sales                                         669,081      643,574

                                                   ----------   ----------
  Gross profit                                        701,153      723,294

Selling, general and administrative expenses          636,213      610,269
                                                    ----------  ----------
Operating income                                       64,940      113,025

Gain on sale of assets                                             276,098

Interest expense                                      (11,823)     (15,644)
                                                    ----------   ----------
Income before provision for income taxes               53,117      373,479
                                                     ----------  ----------

Provision for income taxes:

  Provision for federal income taxes - deferred          7,370     101,731
  Provision for state income taxes - deferred            3,984      33,825
                                                    ----------   ----------
                                                        11,354     135,556
                                                    ----------   ----------
Net income                                             $41,763    $237,923
                                                    ==========   ==========

Weighted-average number of common shares
  outstanding                                       3,586,285    3,940,452
                                                   ===========   ==========

Net income per common share                             $0.01        $0.06
                                                   ===========   ==========

                 STERITEK, INC. AND SUBSIDIARIES
                            (UNAUDITED)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Six Months Ended
                                                          December 31,
                                                   -----------------------
                                                      1996        1995
                                                   ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                  ($72,628)    $307,853
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization of machinery
        and equipment                                  170,313       39,183
     Amortization of physicians fax database            50,080       50,079
     Amortization of patents and excess of cost
        over net assets of business acquired                            671
     Gain on sale of subsidiary                                     (39,998)
     Gain on sale of asset                                         (236,099)

     Changes in operating assets and liabilities
     (net of sale of subsidiary):
        Decrease (increase) in trade accounts
          receivable                                    55,479     (148,057)
        Decrease (increase) in inventories               4,500       56,450
        Decrease (increase) in prepaid expenses
          and other assets                               6,556       (6,330)
        Decrease in deferred tax asset                              162,490

        (Decrease) increase in accounts payable
          and accrued expenses                         (24,254)     (33,003)
        Increase (decrease) in state income
          taxes payable                                  6,229       27,250
                                                     ----------   ----------

Net cash provided by (used in) operating
     activities                                        196,275      180,489
                                                    ----------   ----------
Cash flows from investing activities:
   Proceeds from sale of subsidiary                                 300,000
   Collections on note receivable                       1,233         2,345
   Expenditures for purchase of machinery
     and equipment                                   (101,918)      (65,275)
                                                    ----------   ----------

Net cash (used in) provided by investing activities  (100,685)      237,070
                                                    ----------   ----------
Cash flows from financing activities:
   Principal payments on long-term debt              (100,000)      (70,000)
   Principal payments on capital lease obligations    (30,394)      (49,580)
                                                    ----------   ----------
Net cash (used in) provided by financing
   activities                                        (130,394)    (119,580)
                                                    ----------   ----------

Net (decrease) increase in cash                       (34,804)     297,979

Cash at beginning of period                           296,429      263,662
                                                    ----------  ----------

Cash at end of period                                $261,625     $561,641
                                                    =========   ==========

Supplemental disclosures of cash flow
   information:
     Interest paid                                    $25,391      $31,842
                                                   ==========   ==========

Supplemental schedule of non-cash activities:
     Sale of assets in exchange for note receivable               $300,000
     Net assets exchanged                                          (63,901)
                                                                __________

     Gain on sale of assets                                       $236,099
                                                                ==========

                         STERITEK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 December 31, 1996


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1996.

                  STERITEK, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Six Months Ended December 31, 1996 as Compared to the Six Months
Ended December 31, 1995

     Revenues for the six months ended December 31, 1996 decreased to $2,386,940 from $2,953,866 for the same period in 1995. Revenues for the six months ended December 31, 1996 reflect a reduced level of activity in the Company's contract packaging and Physicians Fax Network business. December 31, 1996 revenues included approximately:
(i) $2,147,658 from contract packaging, as compared to $2,434,483 for the same period in 1995; (ii) $239,282 from the Physicians Fax Network, as compared to $316,383 for the same period in 1995; and
(iii) $0 from its BioMedical Services business (intracranial pressure monitor business ("ICP") and the electron microscope supply ("EMS") business), as compared to $203,000 for the same period in 1995. The Company sold its ICP and EMS businesses on October 6, 1995. The Company did not report any revenues from these businesses since September 30, 1995. The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 49.9% of sales (or $1,191,518) for the six months ended December 31, 1996, as compared to 48.2% of sales (or $1,442,506) for the six months ended December 31, 1995. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the six months ended December 31, 1996 was 52.0% of sales (or $1,242,659), as compared to 43.5% of sales (or $1,285,273) for the six months ended December 31, 1995. The increase in SG&A is principally a result of the addition of staff to market and sell the Company's contract packaging services.

     The Company incurred an operating loss for the six months ended December, 1996 in the amount of ($47,237) as compared to income of $226,087 (or 7.6% of sales) for the six months ended December 31, 1995. The operating loss is principally attributable to the lower level of sales without a corresponding reduction in SG&A expense.

     On or about October 6, 1995, Sterimed, Inc. ("Sterimed"), a wholly-owned subsidiary of the Company, entered into an Asset Sale/Purchase Agreement with RAJ Communications, Ltd. ("RAJ"), John Arnott and Rita Arnott. Pursuant to that agreement, Sterimed sold to RAJ all of its assets, subject to certain of its liabilities, which comprised the EMS business. The purchase price was $300,000, paid at closing. The Company's revenues from the EMS business were $696,333 for the fiscal year ended June 30, 1995, and $607,500 for the fiscal year ended June 30, 1994. On or about October 6, 1995, the Company also entered into a separate Asset Sale/Purchase Agreement with RAJ, John Arnott and Rita Arnott. Pursuant to that agreement, the Company sold to RAJ all of its assets used directly and exclusively in its ICP business. The purchase price was $300,000, and is to be paid in consecutive monthly installments (without interest) commencing October 15, 1995, each in the amount of 10% of the gross receipts of the RAJ ICP business until paid in full. The sole source of payment of such purchase price is the gross receipts from the ICP business. The Company has received only $6,105 in payments against such purchase price as of December 31, 1996. It is unclear when the entire balance will be paid. The Company's revenues from the ICP business were $152,948 for the fiscal year ended June 30, 1995, and $181,700 for the fiscal year ended June 30, 1994.

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

Three Months Ended December 31, 1996 as Compared to the Three Months Ended December 31, 1995

     Revenues for the three months ended December 31, 1996 were $1,370,234 as compared to $1,366,868 for the same period in 1995. Revenues for the three months ended December 31, 1996 included approximately $1,281,453 from contract packaging and $88,781 from the Physicians Fax Network. For the three months ended December 31, 1995, the Company derived approximately $1,190,292 in revenues from contract packaging and $176,576 from the Physicians Fax Network.

     The Company's cost of sales were $669,081 (or 48.8% of sales) for the three months ended December 31, 1996 as compared to $643,574 (or 47.0% of sales) for the three months ended December 31, 1995. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 1996 was $636,213 (or 46.0% of sales) as compared to $610,269 (or 44.0% of sales) for the three months ended December 31, 1995. SG&A remained relatively constant between the two periods.

     Operating income for the three months ended December 31, 1996 was $64,940 (or 4.7% of sales), as compared to income of $113,025 (or 8.2% of sales) for the three months ended December 31, 1995. The decrease in operating income is principally attributable to the higher cost of sales for the period ended December 31, 1996.

     There were no other material changes in the results of operations in the Company's business.

Liquidity and Capital Resources

     The Company's working capital on December 31, 1996 was $481,207. The Company's working capital on June 30, 1996, was approximately
$405,324. The principal changes in the components of working capital are the reduction in the Company's accounts receivable as a result of lower sales volume and the reduction of accrued expenses and the current portion of long term debt as of June 30, 1996.

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

     None

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

Date:  February 14, 1997