Form 10-Q
period 1997-03-31
STERITEK INC
filed 1997-05-15
CIK 720831

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            MARCH 31, 1997

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,586,285 shares of Common Stock on March 31, 1997

                              INDEX

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

     Item 2.  Management's Discussion and Analysis............. 8

Part II - Other Information....................................12

Signatures.....................................................13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                         STERITEK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                   March 31,      June 30,
                                                     1997           1996
                                                  -----------   -------------
                                                  (Unaudited)   (Derived from
                                                                   Audited
                                                                  Financial
                                                                 Statements)
ASSETS
Current Assets:
  Cash                                               $311,344     $296,429
  Trade accounts receivable, less allowance for
   doubtful accounts of $4,895                        470,512      478,504

  Inventories                                         107,183      107,108
  Prepaid expenses and other assets                   103,014      121,647
  Deferred tax asset                                   62,087       68,600
                                                   ----------   ----------
     Total current assets                           1,054,140    1,072,288

  Machinery and equipment                           2,925,374    2,762,017
  Less: accumulated depreciation and
   amortization                                     1,954,049    1,693,868
                                                   ----------   ----------
                                                      971,325    1,068,149
                                                   ----------   ----------
Other assets
  Physicians' fax database                             25,039      100,159
                                                   ----------   ----------
  Assets transferred under contractual arrangement     67,427       68,660
                                                   ----------   ----------
                                                   $2,117,931   $2,309,256
                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade                             $305,381     $276,522
  Accrued expenses                                     48,529       91,328
  Current maturities of long-term debt                 50,000      200,000
  Current maturities of capital lease obligations      47,772       99,114
                                                   ----------    ---------
     Total current liabilities                        451,682      666,964
                                                   ----------   ----------

Long-term debt, excluding current maturities          381,667      381,667
                                                   ----------   ----------

Capital lease obligations, less current maturities     50,991       50,991
                                                   ----------   ----------

Shareholders' equity:
  Preferred stock, no par value, authorized
  2,000,000 shares; none issued
  Common stock, no par value, authorized
  5,000,000 shares; issued and outstanding
  3,586,285 shares                                   640,844       640,844
  Retained earnings                                  592,747       568,790
                                                  ----------    ----------
     Total shareholders' equity                    1,233,591     1,209,634
                                                  ----------    ----------
                                                  $2,117,931    $2,309,256
                                                  ==========    ==========

                         STERITEK, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Nine Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1997        1996
                                                   ----------   ----------
Sales                                              $3,662,588   $3,943,713

Cost of sales                                       1,763,968    1,987,562

                                                   ----------   ----------
  Gross profit                                      1,898,620    1,956,151

Selling, general and administrative expenses        1,832,187    1,992,194
                                                   ----------   -----------
Operating income                                       66,433      (36,043)

Gain on Sale of Assets                                      0      276,098
Interest expense                                      (35,963)     (46,259)
                                                    ----------   ----------
Income before provision for income taxes               30,470      193,796
                                                    ----------   ----------

Provision for income taxes:

  Provision for federal income taxes - deferred         4,228       36,460
  Provision for state income taxes - deferred           2,285       17,443
                                                    ---------   ----------
                                                        6,513       53,903
                                                    ---------   ----------

Net income                                            $23,957     $139,893
                                                   ==========   ==========

Weighted-average number of common shares
  outstanding                                       4,031,285    3,972,885
                                                   ==========   ==========

Net income per common share                             $0.01        $0.04
                                                   ==========   ==========


                         STERITEK, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1997         1996
                                                   ----------   ----------
Sales                                              $1,275,648   $  989,847

Cost of sales                                         572,450      545,056
                                                   ----------   ----------
  Gross profit                                        703,198      444,791

Selling, general and administrative expenses          589,528      706,921
                                                    ----------  ----------
Operating income                                      113,670     (262,130)

Gain on sale of assets                                      0            0

Interest expense                                      (10,572)     (14,418)
                                                    ----------   ----------
Income before provision for income taxes              103,098     (276,548)
                                                     ----------  ----------

Provision for income taxes:

  Provision for federal income taxes - deferred         20,675           0
  Provision for state income taxes - deferred            7,733           0
                                                    ----------   ----------
                                                        28,408           0
                                                     ----------   ----------
Net income                                             $74,690   ($276,548)
                                                    ==========   ==========

Weighted-average number of common shares
  outstanding                                       4,031,285    3,956,285
                                                   ===========   ==========

Net income per common share                             $0.02       ($0.07)
                                                   ===========   ==========


                 STERITEK, INC. AND SUBSIDIARIES
                            (UNAUDITED)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Nine Months Ended
                                                            March 31,
                                                    -----------------------
                                                       1997        1996
                                                    ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                   $23,957     $139,893
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization of machinery
        and equipment                                  260,181      241,099
     Amortization of physicians fax database            75,120       75,119
     Gain on sale of subsidiary                                     (39,998)
     Gain on sale of asset                                         (236,099)

     Changes in operating assets and liabilities
     (net of sale of subsidiary):
        Decrease in trade accounts
          receivable                                     7,992      215,419
        (Increase) decrease in inventories                 (75)      29,982
        Decrease (increase) in prepaid expenses
          and other assets                              18,633     (120,891)
        Decrease in deferred tax asset                   6,513       53,902
         (Decrease) in accounts payable
          and accrued expenses                         (28,204)    (108,524)
        Increase in state income
          taxes payable                                 14,264        5,127
                                                      ----------   ----------

Net cash provided by (used in) operating
     activities                                        378,381      255,029
                                                    ----------   ----------
Cash flows from investing activities:
   Proceeds from sale of subsidiary                                 300,000
   Collections on note receivable                       1,233         3,784
   Expenditures for purchase of machinery
     and equipment                                   (163,357)     (154,013)
                                                    ----------   ----------

Net cash (used in) provided by investing activities  (162,124)      149,771
                                                    ----------   ----------
Cash flows from financing activities:
   Principal payments on long-term debt              (150,000)     (405,000)
   Principal payments on capital lease obligations    (51,342)      (76,389)
   Borrowings of long-term debt                                     300,000
                                                    ----------   ----------
Net cash (used in) provided by financing
   activities                                         (201,342)    (181,389)
                                                    ----------   ----------

Net increase in cash                                    14,915      223,411

Cash at beginning of period                            296,429      263,662
                                                    ----------  ----------

Cash at end of period                                 $311,344     $487,073
                                                    ==========  ===========

Supplemental disclosures of cash flow
   information:
     Interest paid                                    $35,963      $46,259
                                                   ==========   ==========

Supplemental schedule of non-cash activities:
     Sale of assets in exchange for note receivable               $300,000
     Net assets exchanged                                          (63,901)
                                                                 __________

     Gain on sale of assets                                       $236,099
                                                                ==========


                         STERITEK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1997


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1996.

                  STERITEK, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Nine Months Ended March 31, 1997 as Compared to the Nine Months
Ended March 31, 1996

     Revenues for the nine months ended March 31, 1997 decreased to $3,662,588 from $3,943,713 for the same period in 1996. Revenues for the nine months ended March 31, 1997 reflect a slightly reduced level of activity in the Company's contract packaging and Physicians Fax Network business. March 31, 1997 revenues included approximately:
(i) $3,277,004 from contract packaging, as compared to $3,346,531 for the same period in 1996; (ii) $385,584 from the Physicians Fax Network, as compared to $395,371 for the same period in 1996; and
(iii) $0 from its BioMedical Services business (intracranial pressure monitor business ("ICP") and the electron microscope supply ("EMS") business), as compared to $201,811 for the same period in 1996. The Company sold its ICP and EMS businesses on October 6, 1995. The
Company did not report any revenues from these businesses since September 30, 1995. The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 48.2% of sales (or $1,763,968) for the nine months ended March 31, 1997, as compared to 50.4% of sales (or $1,987,562) for the nine months ended March
31, 1996. The decrease in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the nine months ended March 31, 1997 was 50.0% of sales (or $1,832,187), as compared to 50.5% of sales (or $1,992,194) for the nine months ended March 31, 1996. The decrease in SG&A is principally a result of cost reduction efforts by the Company. SG&A, as a percentage of sales, remained relatively constant.

     The Company reported net income for the nine months ended March 31, 1997 in the amount of $23,957, as compared to net income of $139,893 (or 3.5% of sales) for the nine months ended March 31, 1996.

     On or about October 6, 1995, Sterimed, Inc. ("Sterimed"), a wholly-owned subsidiary of the Company, entered into an Asset Sale/Purchase Agreement with RAJ Communications, Ltd.
("RAJ"), John Arnott and Rita Arnott. Pursuant to that agreement, Sterimed sold to RAJ all of its assets, subject to certain of its liabilities, which comprised the EMS business. The purchase price was $300,000, paid at closing. The Company's revenues from the EMS business were $696,333 for the fiscal year ended June 30, 1995, and $607,500 for the fiscal year ended June 30, 1994. On or about October 6, 1995, the Company also entered into a separate Asset Sale/Purchase Agreement with RAJ, John Arnott and Rita Arnott. Pursuant to that agreement, the Company sold to RAJ all of its assets used directly and exclusively in its ICP business. The purchase price was $300,000, and is to be paid in consecutive monthly installments (without interest) commencing October 15, 1995, each in the amount of 10% of the gross receipts of the RAJ ICP business until paid in full. The sole source of payment of such purchase price is the gross receipts from the ICP business. The Company has received only [$6,105] in payments against such purchase price as of March 31, 1997. It is unclear when the entire balance will be paid. The Company's revenues from the ICP business were $152,948 for the fiscal year ended June 30, 1995, and $181,700 for the fiscal year ended June
30, 1994.

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

Three Months Ended March 31, 1997 as Compared to the Three Months
Ended March 31, 1996

     Revenues for the three months ended March 31, 1997 increased to $1,275,648 as compared to $989,847 for the same period in 1996. Revenues for the three months ended March 31, 1997 included approximately $1,129,346 from contract packaging and $146,302 from the Physicians Fax Network. For the three months ended March 31, 1996, the Company derived approximately $910,639 in revenues from contract packaging and $79,208 from the Physicians Fax
Network.

     The Company's cost of sales were $572,450 (or 44.9% of sales) for the three months ended March 31, 1997 as compared to $545,056 (or 55.1% of sales) for the three months ended March 31, 1996. The decrease in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1997 was $589,528 (or 46.2% of sales) as compared to $706,921 (or 71.4% of sales) for the three months ended March 31, 1996. The decrease in SG&A is principally a result of cost reduction efforts by the Company.

     Operating income for the three months ended March 31, 1997 was $113,670 (or 8.9% of sales), as compared to a loss of ($262,130) for the three months ended March 31, 1996. The increase in operating income is principally attributable to the higher revenues for the period ended March 31, 1997 and lower SG&A.

     There were no other material changes in the results of operations in the Company's business.

Liquidity and Capital Resources

     The Company's working capital on March 31, 1997 was $602,458. The Company's working capital on June 30, 1996, was approximately $405,324. The principal changes in the components of working capital are the reduction in the Company's current portion of long term debt and capital lease obligations since June 30, 1996.

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

Date:  May 15, 1997