Form 10-K
period 1997-06-30
STERITEK INC
filed 1997-10-01
CIK 720831

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549

                          FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended...June 30, 1997.....................
                             OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 1997 was approximately $396,658 (by reference to the last reported transaction in the stock).

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [  ]     No  [  ]

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,586,285 shares of Common Stock on September 1, 1997

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

     Financial information about industry segments is contained in
Note 8 of the Notes to Consolidated Financial Statements. Note 8 sets forth, for the periods indicated, the amounts of revenue, operating profit and identifiable assets attributable to the Company's business segments.

Description of the Business

Contract Packaging

     The Company's contract packaging services are its principal business activity. The Company believes that the packaging of a health care product is an integral part of its efficacy, safety and consumer acceptance. Although many manufacturers of health care products include packaging as part of the manufacturing process, many of these same manufacturers utilize the services of independent packaging companies in certain circumstances. For example, sample distributions, special promotions and less established products are typically characterized by lower production volumes and special packaging needs. In addition, new product introductions and times of peak demand may require special packaging needs and/or additional packaging capacity. Also, certain manufacturers may not have the necessary packaging equipment or expertise to package certain of their products and may be unwilling to devote the capital resources necessary to undertake packaging them. In these circumstances, independent packagers often offer an efficient, flexible and economical alternative to in-house packaging.

    The Company provides a range of packaging services to its health care customers. The Company packages health care products supplied to it in bulk quantities by its customers in the form of finished products such as feminine hygiene products, tablets, capsules, powders, patches, ointments, lotions and liquids. The Company's packaging services include pouch filling/sealing, blister and strip packaging, form fill and seal, production of display units, shrink wrapping, over wrapping, heat sealing, die cutting/laminating, tamper evident packaging, ink jet labeling and bar coding. The Company's major customers currently include Novartis Corporation (formerly Ciba-Geigy Corporation), Johnson & Johnson, and
American Home Products, and it has regularly performed contract packaging services for SmithKline Beecham, Carter Wallace and Conair.

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

    Contract packaging services represented approximately 88%, 88% and 95% of the Company's consolidated sales revenues from continuing operations for the fiscal years ended June 30, 1997, 1996, and 1995, respectively. See Note 8 of the Notes to
Consolidated Financial Statements.

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

     The Company has access to the fax numbers, along with certain other data, of over 420,000 physicians and 44,000 pharmacists.
The fax transmissions are executed by the Company through selected service companies with whom the Company has an arrangement.

     The Company's Physician's Fax Network business, which was launched in the fiscal year ending June 30, 1995, represented approximately 12%, 12% and 5%, of its consolidated sales revenues from continuing operations for the fiscal years ended June 30,1997, 1996 and 1995, respectively.

Quality Assurance

     Assuring the quality of health care products and the packaging in which they are sold is extremely important to the Company and its customers. The Company stresses quality assurance in every aspect of its operations through a "Quality Assurance Program" ("QAP"), which involves every employee of the Company. QAP includes training for all employees following the date of hire and semi-annually thereafter in all aspects of the operations of the Company. The Company believes that its QAP program is an essential component in providing the quality assurance and service desired by its customers.

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

Customers

    The Company's major customers of its contract packaging services currently include Novartis Corporation, Johnson & Johnson and American Home Products, and it has regularly performed contract packaging services for SmithKline Beecham, Carter Wallace, and Conair. Consistent with industry practice, the Company's customers purchase services on an as-needed basis, typically pursuant to purchase orders, rather than through long-term contracts.

     For the fiscal year ended June 30, 1997, Novartis Corporation, Johnson & Johnson and American Home Products each accounted for more than 10% of the Company's consolidated revenues. The loss of any of such customers could have a material adverse effect on the Company's business. For the fiscal years ended June 30, 1996 and 1995, Novartis Corporation accounted for an aggregate of 42% and 49%, respectively, and Johnson & Johnson accounted for an aggregate of 25% and 31%, respectively, of the Company's sales from contract packaging services. The Company's business with specific customers can vary significantly from year to year.

     No single customer accounts for more than ten percent of the Company's business from the sale of its other products or services.

Competition

     Competition in the health care packaging industry is intense. The Company believes that competition for packaging services is based primarily on quality, the variety of packaging services available, customer service, responsiveness and price. The Company competes with several companies that provide a broader range of integrated packaging services, and a large number of companies that provide one or a few types of packaging services. In addition, many manufacturers perform some or all of their packaging at their own facilities and, as a result, may be considered to be competitors of the Company. The Company currently competes with companies that are larger and have much greater resources than the Company.

     In order to compete successfully, the Company believes an independent packager must have expertise in the packaging services required, satisfy the high quality standards of health care manufacturers and the FDA, and respond to the diverse and changing needs of the health care industry, all at competitive prices.

Government Regulation

     The Company's health care packaging operations are required to be, and the Company believes that such operations are, conducted pursuant to the Current Good Manufacturing Practices standards of the FDA. The Company is registered with the FDA as a pharmaceutical packager and medical device manufacturer. The Company's facilities undergo general FDA inspections every two years, the most recent of which occurred on May 14, 1997. In addition, the Company's facilities are subject to limited inspections from time to time in connection with the Company being named on a New Drug Application ("NDA") by a pharmaceutical manufacturer as a potential independent packager. These inspections review the Company's capacity to package the new drug in question. Only those companies listed in an approved NDA may provide packaging services with respect to the product. While the Company does not conduct any independent analysis of the products provided by its customers for packaging, rigorous controls are maintained to account for product utilization.

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

Employees

     As of September 1, 1997, the Company had 250 employees, of whom 20 were engaged in executive, sales, technical and administrative functions, and 230 were engaged in production. None of the employees at the Company's facilities are represented by a union. The number of persons employed by the Company fluctuates depending upon the volume of business. The Company considers its employee relations to be generally satisfactory, and has not experienced any work stoppages or labor shortages.

Item 2. Properties

     The Company leases 62,000 square feet of space for use as a packaging facility, corporate headquarters and sales and administrative offices located at 121 Moonachie Avenue, Moonachie, New Jersey 07074. In addition, the Company leases on a month-to-month basis a 28,000 square foot building located at 106 McLean Boulevard, Paterson, New Jersey 07514, which houses packaging operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                           Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

    The Company's Common Stock is traded in the "pink sheets" in the over-the-counter market. The market for the Company's Common
Stock during the periods presented has been represented by low volume and limited or sporadic trades. The pink sheets are not regularly updated for the Company. Consequently, there are no relevant bid and asked prices for the Company's stock. Accordingly, a table presenting the high and low bid and asked prices for the Company's Common Stock (published by the National Quotation Service, Inc.) has not been included.

     There were 138 holders of record of the Company's Common Stock as of September 1, 1997, which total does not include individual participants in security listings.

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

                         STERITEK, INC. & SUBSIDIARY
                           SELECTED FINANCIAL DATA
                                 For the Years Ended June 30,
                 ----------------------------------------------------------
                     1997       1996(1)     1995        1994        1993
                   ----------  ----------  ----------  ----------  ----------
OPERATING DATA:
Sales            $4,907,504  $4,714,542  $5,095,103  $3,443,986  $5,618,649

Costs of Sales    2,891,755   2,731,128   2,654,980   2,161,694   2,936,406

S G & A           2,200,257   2,392,864   1,975,165   2,095,596   1,984,263

Operating Income
(loss)             (184,478)   (409,450)    464,958    (813,304)    697,980

Income (loss) from
contin. operations  140,192    (523,882)    212,112  (1,037,968)    312,573

Income (loss) from
discont. operations (67,427)     45,344     (66,738)     (2,169)     115,955

Net Income(loss)(2)  72,765    (478,538)    145,374  (1,040,137)    428,528

Net Income (loss)
 per share              .02        (.13)        .04        (.29)        .12

BALANCE SHEET DATA:
Assets           $2,955,033  $2,309,256  $2,977,254  $2,940,774  $3,960,287

Assets transferred
under contractual
agreement                 0      68,660      75,700     110,565     144,942

Net assets of
discont. operations       0           0     241,178     287,057     410,723

Current
 Liabilities      1,105,567     666,964     862,899   1,097,977     835,685

Long-term debt
and capital lease
obligations,
excl. current
maturities          567,067     432,658     426,183     300,000     571,667

Shareholders'
Equity            1,282,399   1,209,634   1,688,172   1,542,798   2,552,935

Working Capital     711,045     344,973     435,939     327,135   1,000,603
-----------------------------

(1) On October 6, 1995, the Company sold all of the assets used directly and exclusively in its ICP business and all of its assets, subject to all of its liabilities, in its EMS business (i.e., the BioMedical Services business). Operating results of the Biomedical Services business for the period July 1, 1995 to October 6, 1995 are shown separately in the income statement. The income statement for the years ended June 30, 1995, 1994 and 1993 have been restated and operating results of the discontinued operations are also shown separately. See Note 1 of the Notes to Consolidated Financial Statements.

(2) In July 1991, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income
          Taxes." The effect of this change increased net income by $862,000 ($.24 per share) for the fiscal year ended June 30, 1992. For the fiscal year ended June 30, 1994, the Company adjusted the deferred tax asset, resulting in an increase in net loss by $214,500 (($.06) per share). For the fiscal year ended June 30, 1996, the Company adjusted the deferred tax asset, resulting in an increase in net loss by $100,000 (($.03) per share). For the fiscal year ended June 30, 1997, the Company adjusted the deferred tax asset, resulting in a decrease in net loss by $361,400 ($.10 per share). See
          Note 9 of the Notes to Consolidated Financial Statements.

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

Year Ended June 30, 1997 as Compared to the Year Ended June 30,
1996

     Revenues from continuing operations for the year ended
June 30, 1997 increased to $4,907,504 from $4,714,542 for the same period in 1996. Revenues for the year ended June 30, 1996 included $4,145,242 from contract packaging and $569,300 from the Physicians
Fax Network. Revenues for the year ended June 30, 1997 included $4,309,091 from contract packaging and $598,413 from the Physicians
Fax Network. The increase in contract packaging revenues is principally due to a higher level of contract packaging activity. The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 57.9% of sales
(or $2,731,128) for the year ended June 30, 1996, as compared to 58.9% of sales (or $2,891,755) for the year ended June 30, 1997. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the year ended June 30, 1996 was $2,392,864 (or 50.7% of sales), as compared to $2,200,257 (or 44.8% of sales) for the year ended June
30, 1997. The decrease in SG&A is principally a result of the Company's overall cost reduction efforts.

     Operating loss for the year ended June 30, 1996 was $409,450 as compared to a loss of $184,478 for the year ended June 30, 1997. The decrease in operating loss is principally attributable to the decrease in SG&A.

     In July 1991, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion 11) to an asset and liability approach. In the fourth quarter of the fiscal year ended June 30, 1996, the Company revised its estimate of the valuation allowance for income taxes and recognized an adjustment amounting to $100,000 (($.03) per share) to reduce the previously reported deferred tax asset. For the fiscal year ended June 30, 1997, the Company adjusted the deferred tax asset, resulting in a decrease in net loss by $361,400 ($.10 per share). See Note 9 to the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

     The Company's working capital on June 30, 1997 was $711,045. The Company's working capital on June 30, 1996, was approximately $405,324. The principal changes in the components of working capital are the increases in accounts receivable, inventories and deferred tax asset.

     On June 17, 1997, the Company borrowed $700,000 from the Bank of New York, payable monthly until June 17, 2002, at prime plus 1%. The monthly payments are $11,666.67 of principal plus interest.
The proceeds of this borrowing were used to retire prior indebtedness of the Company, and to provide working capital for operations.

     On April 30, 1997, the Company borrowed $50,000 from Albert J. Wozniak, the Chairman and Chief Executive Officer of the Company. The loan bears interest at 8.5% per annum, and is payable by the Company on demand. On May 31, 1997, the Company borrowed an additional $50,000 from Mr. Wozniak. The May 31, 1997 loan bears interest at 8.5% per annum, and is payable by the Company on demand. It is anticipated that the loans will be repaid when the Company's cash position improves. The proceeds of the loans were used by the Company for working capital purposes.

     The Company believes that funding for anticipated operations and capital needs will come from existing working capital and anticipated future operations.

Item 8.  Financial Statements and Supplementary Data.

                      STERITEK, INC. AND SUBSIDIARY

                              JUNE 30, 1997

                      STERITEK, INC. AND SUBSIDIARY

                              JUNE 30, 1997

                                CONTENTS



Report of Independent Certified Public Accountants

Consolidated Financial Statements:

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Stockholders' Equity

  Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

          I. WEISMANN ASSOCIATES
              CERTIFIED PUBLIC ACCOUNTANTS

                                             218 RIDGEDALE AVENUE
                                                      PO BOX 2207
                                        MORRISTOWN, NJ 07962-2207

                                                   (201) 984-8900


                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of STERITEK, INC. AND SUBSIDIARY

     We have audited the Balance Sheets of Steritek, Inc. and Subsidiary as of June 30, 1997, and the related Consolidated
Statements of Operations, Stockholders' Equity and Cash Flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Steritek, Inc.
and Subsidiary as of June 30, 1996 and 1995 were audited by other auditors whose report dated August 22, 1996, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Steritek, Inc. and Subsidiary as of June 30, 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                          /s/ I. Weismann Associates
                                          ----------------------------
                                          CERTIFIED PUBLIC ACCOUNTANTS

August 25, 1997

                        STERITEK, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                         June 30,
                                               ---------------------------
                                                    1997          1996(1)
                                                ------------   ------------
Current assets:
  Cash and cash equivalents                    $   212,127        296,429
  Accounts receivable, (less allowance
   for doubtful accounts of $4,895 in
   1997 and 1996)                                  904,425        478,504
  Inventories (Note 2)                             190,314        107,108
  Prepaid expenses and other assets                 79,719         61,296
  Deferred tax asset                               430,000         68,600
                                                ----------     ----------
        Total current assets                     1,816,612      1,011,937
                                                ----------     ----------
Property, equipment and
Improvements - at cost (Note 4):
  Machinery and equipment                        2,220,885      2,088,102
  Leasehold improvements                           521,060        303,064
  Equipment held under capital leases              283,150        283,150
  Furniture and fixtures                            88,861         87,701
                                                ----------     ----------
        Total                                    3,113,956      2,762,017

Less: accumulated depreciation and
 amortization                                    2,057,921      1,693,868
                                                ----------     ----------
        Net depreciated cost                     1,056,035      1,068,149
                                                ----------     ----------
Other assets:
  Physicians Fax Network, net of accumulated
  amortization                                           -        100,159
  Assets transferred under contractual
  arrangement                                            -         68,660
  Security deposits                                 82,836         60,351
                                                ----------     ----------

        Total other assets                          82,836        229,170
                                                ----------     ----------

          Total                                 $2,955,033      2,309,256
                                                ==========     ==========

(1) Amounts have been reclassified to conform to current year presentation.

     The accompanying notes are an integral part of these statements.

                        STERITEK, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                               (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        June 30,
                                               ---------------------------
                                                    1997           1996
                                               ------------   ------------
Current liabilities:
  Accounts payable                              $  536,324        276,522
  Accrued expenses                                 210,077         91,328
  Current portion:
    Long-term debt (Note 3)                        140,000        200,000
    Capital lease obligations (Note 4)              83,894         99,114
  Loan payable - stockholder (Note 5)              100,000              -
  Taxes payable                                     35,272              -
                                                ----------     ----------

        Total current liabilities                1,105,567        666,964

Long-term debt liabilities:
  Net of current portion:
    Long-term debt (Note 3)                        560,000        381,667
     Capital lease obligations (Note 4)              7,067         50,991
                                                ----------     ----------

        Total liabilities                        1,672,634      1,099,622
                                                ----------     ----------
Commitments (Note 6)

Stockholders' equity:
  Preferred stock, no par value, authorized
   2,000,000 shares; none issued
  Common stock, no par value, authorized
   5,000,000 shares; issued and outstanding
   3,586,285 shares at June 30, 1997 and 1996      640,844        640,844
  Retained earnings                                641,555        568,790
                                                ----------     ----------

        Total stockholders' equity               1,282,399      1,209,634
                                                ----------     ----------
            Total liabilities and
            Stockholders equity                 $2,955,033      2,309,256
                                                ==========     ==========

      The accompanying notes are an integral part of these statements.

                       STERITEK, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                               Years Ended June 30,
                                     -----------------------------------
                                        1997         1996        1995
                                     ----------   ----------  ----------
Sales - net                          $4,907,504    4,714,542   5,095,103
Cost of sales                         2,891,755    2,731,128   2,654,980
                                     ----------   ----------  ----------

Gross profit                          2,015,749    1,983,414   2,440,123

Selling, general and administrative
 expenses                             2,200,257    2,392,864   1,975,165
                                     ----------   ----------  ----------

Operating income (loss)                (184,478)    (409,450)    464,958

Other income                             11,116       42,089       9,852
Interest expense                        (47,846)     (56,521)    (77,798)
                                      ---------    ---------    --------

Income (loss) before taxes             (221,208)    (423,882)    397,012
                                      ---------    ---------    --------
Provision for taxes (Note 9):
  (Increase) decrease in valuation
     of the deferred tax asset         (361,400)     100,000           -
   Deferred taxes:
     Federal                                  -            -     146,200
     State                                    -            -      38,700
                                      ---------   ----------   ---------
         Total                         (361,400)     100,000     184,900
                                      ---------   ----------  ----------

Income (loss) from operations           140,192     (523,882)    212,112
                                      ---------    ---------   ---------
Discontinued operations:
  Income (loss) from operations of
    Bio Medical Services Segment sold
    on October 6, 1995                        -        5,346     (66,738)
  Gain on sale of Sterimed, Inc.        (67,427)      39,998           -
                                      ---------    ---------   ---------

         Total                          (67,427)      45,344     (66,738)
                                       --------     --------    --------

Net income (loss)                      $ 72,765     (478,538)    145,374
                                     ==========    =========   =========

      The accompanying notes are an integral part of these statements.

                       STERITEK, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Continued)
                                             Years Ended June 30,
                                     -----------------------------------
                                        1997        1996        1995
                                     ----------   ----------  ----------
Weighted-average number of
 common and common equivalent
 shares outstanding                   3,586,285    3,586,285   3,976,285
                                     ==========   ==========  ==========
Earnings (loss) per share:
 Income from continuing operations    $     .04         (.14)      $ .05
 Discontinued operations                   (.02)         .01        (.01)
                                     -----------  ----------  -----------
Net income (loss) per common and
 common equivalent share                  $ .02        $(.13)      $ .04
                                    ===========   ==========  ==========


As of June 30, 1997, 405,000 options to purchase common stock were outstanding, priced at $.125 to $1.50, but were not included in the computation of diluted earnings per share since the options' exercise price equalled or exceeded management's estimate of the average market price of common shares at June 30, 1997. (See Note
1).

     The accompanying notes are an integral part of these statements.

                         STERITEK, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   Common Stock
                                   No Par Value       Retained
                               --------------------
                                 Shares     Amount    Earnings     Total
                               ----------  --------  ----------  --------
Balance, June 30, 1996          3,586,285  $640,844  $ 568,790  $1,209,634

Net income for the fiscal
  year ended June 30, 1997              -         -     72,765      72,765
                               ----------  --------  ---------  ----------
Balance, June 30, 1997          3,586,285  $640,844    641,555   1,282,399
                               ========== =========  =========  ==========


Balance, June 30, 1995          3,586,285  $640,844  1,047,328   1,688,172

Net loss for the year ended
  June 30, 1996                         -         -   (478,538)   (478,538)
                               ----------  --------  ---------   ---------
Balance, June 30, 1996          3,586,285  $640,844    568,790   1,209,634
                               ========== =========  =========   =========


Balance, June 30, 1994          3,586,285  $640,844    901,954   1,542,798

Net income for the fiscal
 year ended June 30, 1995               -         -    145,374     145,374
                               ----------  --------  ---------  ----------
Balance, June 30, 1995          3,586,285  $640,844  1,047,328   1,688,172
                               ========== =========  =========  ==========

      The accompanying notes are an integral part of these statements.

                       STERITEK, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Years Ended June 30,
                                    --------------------------------------
                                       1997          1996         1995
                                    ----------    ----------   -----------
Cash flows from operating activities:
 Net income (loss)               $     72,765    $ (478,538)  $   145,374
 Adjustments to reconcile net
   income(loss) to net cash
   provided (used) by
   operating activities:
   Depreciation and amortization      364,052       326,715       268,343
   Amortization of patents and
    excess of cost over net assets
    of business acquired                    -         1,029         4,116
   (Gain) loss on sale of Sterimed,
    Inc.                               67,427       (39,998)            -
   (Increase) decrease in valuation
    of the deferred tax asset        (361,400)      100,000             -
   Deferred taxes                           -             -       184,900
   Amortization of Physicians Fax
    Network                           100,159       100,158       100,159
   Uncollectible accounts                   -        19,511             -
 Changes in assets and liabilities:
   Accounts receivable               (425,921)      116,829      (210,243)
   Inventories                        (83,233)       27,269        31,734
   Prepaid expenses and other assets  (18,423)       (4,292)      (18,797)
   Assets transferred under
     contractual arrangement            1,233         7,100        34,865
   Net assets of discontinued segment       -       (25,795)       32,263
   Accounts payable and accrued
     expenses                         378,551        48,152        93,390
   Taxes payable                       35,272            -             -
                                   ----------     ---------     ---------
Net cash provided by operating
   activities                         130,482       198,140       666,104
                                   ----------     ---------     ---------
Cash flows from investing activities:
   Increase security deposits         (22,035)            -             -
   Payments received on loan
    receivable                              -         3,784             -
   Expenditures for purchase of
    machinery and equipment          (351,938)     (231,545)     (602,501)
   Proceeds from officer's loan       100,000
   Proceeds from sale of discounted
    business                                -       300,000             -
                                   ----------     ---------     ---------
Net cash provided (used) by
  investing activities               (273,973)       72,239      (602,501)
                                   ==========     =========     =========

      The accompanying notes are an integral part of these statements.

                         STERITEK, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Continued)

                                               Years Ended June 30,
                                      --------------------------------------
                                         1997         1996        1995
                                      ---------    ---------    --------
Cash flow from financing activities:
    Principal payments:
      Long-term debt                  $(581,667)    (450,000)   (140,000)
      Capital lease obligations         (59,144)     (87,612)    (45,433)
      Note payable - bank                     -            -    (300,000)
    Borrowings:
      Long-term debt                    700,000      300,000           -
      Capital lease obligations               -            -     283,150
                                      ---------    ---------    --------
Net cash provided (used) by
  financing activities:                  59,189     (237,612)   (202,283)
                                      ---------    ---------    --------

Net increase (decrease) in cash
  and cash equivalents                  (84,302)      32,767    (138,680)

Cash and cash equivalents:
  Beginning                             296,429      263,662     402,342
                                      ---------    ---------    --------
  Ending                              $ 212,127      296,429     263,662
                                      =========    =========    ========

Supplemental disclosure of cash
 flow information:
  Interest paid                       $  47,846       56,521      79,578
                                      =========    =========    ========

      The accompanying notes are an integral part of these statements.

                      STERITEK, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 1997, 1996, AND 1995


NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

BUSINESS DESCRIPTION:
--------------------

The Company's principal business is providing contract packaging services and promotional materials assembly for distribution by the pharmaceutical, medical, personal health and beauty industries. The Company is also engaged in the communication, on behalf of pharmaceutical companies and others, of medically oriented information to physicians through its Physicians Fax Network (PFN). Sterimed, Inc., a wholly owned subsidiary, was a manufacturer and supplier of products and accessories for electron microscope laboratories, whose assets were sold in October 1995 and are presently inactive. The Company's distribution business involving the distribution of its Intracranial Pressure Monitors (ICP) through its Bio Medical Services segment was discontinued in October 1995.

DISCONTINUED OPERATION:
----------------------

On October 6, 1995, the Company sold all assets used in the ICP business, and all assets subject to all liabilities of Sterimed, Inc., collectively the Bio Medical Services Segment, to a former director/employee.
The aggregate purchase price of $600,000 includes $300,000 for Sterimed, Inc.'s electron microscope business, paid in cash, and $300,000 for the ICP business paid by a non-interest bearing note due in monthly installments, equal to 10% of future gross receipts of ICP. The note receivable balance of $67,427 was written off during the current year due to the uncertainty of its collectibility, and accordingly, the prior year transaction has not been considered a sale for accounting purposes and the gain on disposal of the ICP business not recognized. The assets involved in the transaction have been segregated in the balance sheets for the prior year under the caption "assets transferred under contractual arrangement".

Gain of the sale of Sterimed, Inc.'s electron microscope business was $39,998.

Operating results of the Bio Medical Services Segment for the period July 1, 1995 to October 6, 1995 are shown separately in the accompanying consolidated statements of operations. The consolidated statements of operations for the year ended June 30, 1995 have been restated with operating results of the discontinued operations shown separately.

                   STERITEK, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of Steritek, Inc. and Sterimed, Inc., a wholly owned subsidiary (inactive). All material intercompany balances and transactions for these years have been eliminated.

USE OF ESTIMATES
----------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts or assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK;
----------------------------

The Company maintains a bank account balance as of June 30, 1997, which exceeds the FDIC insured limit by $135,950.

Credit sales are made to customers in the normal course of business and are unsecured. For the year ended June 30, 1997, the three largest customers accounted for approximately 67% of net sales; five customers accounted for approximately 85% of accounts receivable at June 30, 1997.

CASH AND CASH EQUIVALENTS:
-------------------------

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with a ninety day or less maturity to be cash equivalents.

INVENTORIES:
-----------

Valued at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


PROPERTY, EQUIPMENT AND IMPROVEMENTS AND RELATED DEPRECIATION AND
-----------------------------------------------------------------
AMORTIZATION:
------------

Property, equipment and improvements - Stated at cost. Costs of major acquisitions, replacements and renewals that extend the useful lives of the property and equipment are capitalized. Upon retirement or other disposition, the costs and related accumulated depreciation and/or amortization are removed from the accounts with gain or loss recognized in income. Cost of maintenance and repairs are charged to expense as incurred.

Depreciation and amortization - Calculated under the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                                                    Years
                                                    -----
Property held under capital lease                   5 - 10
Machinery and equipment                             5 - 10
Furniture, fixtures and office equipment            5 - 7
Leasehold improvements                              5 - 39


The accelerated cost recovery and modified accelerated cost recovery systems are utilized for federal income tax purposes and for assets acquired subsequent to December 31, 1980. The tax effect of the greater expense allowable under this method has been provided for in the financial statements as deferred taxes.

Depreciation and amortization was $364,052, $326,715 and $268,343 for the years ended June 30, 1997, 1996 and 1995, respectively.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995


NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

PHYSICIANS FAX NETWORK:
----------------------

Marketing communication system utilizing electronic facsimile transmission acquired June 30, 1993 for $527,000. During the year ended June 30, 1994, the asset was reduced by $226,525 due to poor performance in the delivery of the originally agreed upon network. Amortization was not recorded for the year ended June 30, 1994, as the network was not operational, and accordingly, not placed in service until the year ended June 30, 1995. During the years ended June 30, 1997, 1996 and 1995, amortization of $100,159, $100,157 and $100,159 was charged to operations, based on a three-year life.

COMPENSATED ABSENCES:
--------------------

    Employees are entitled to paid vacations, sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying balance sheets. The Company's policy is to recognize these costs when paid.

INCOME TAXES:
------------

Accounted for in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," wherein the asset and liability method is used. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill, allowance for doubtful accounts and net operating loss carryforwards.

A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations. Accordingly, the Company has provided a valuation allowance (based on estimated future taxable income) for the portion of the total deferred income tax asset that will not be realized as related to the operating loss carryforward. It is management's belief that a substantial portion of the loss carryforward will be used in the subsequent fiscal year and therefore the valuation allowance recorded in the prior year has been decreased accordingly.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

NET INCOME (LOSS) PER SHARE:
---------------------------

Net income per common and common equivalent share was computed by dividing net income by the weighted-average number of common shares and equivalents (stock options) outstanding during the year ended June 30, 1997 and 1995. Net loss per common and common equivalent share was computed by dividing net loss by the weighted average number of common shares outstanding during the year ended June 30, 1996.

STOCK BASED COMPENSATION:
------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, the Company is not required to adopt the fair value method of accounting for employee stock-based transactions. The Company is permitted to continue to account for such transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", but commencing during the first quarter of fiscal 1997 was required to disclose in a note to the consolidated financial statements proforma net income, and per share amounts as if the Company had applied the method of accounting. The adoption of this new requirement did not effect the Company's consolidated financial statements, nor was there any effect on proforma net income.

NOTE 2 -INVENTORIES:

                                            June 30,
                                      -------------------
                                        1997       1996
                                      --------   --------
Raw materials                         $190,341    103,054
Finished goods                               -      4,054
                                     ---------   --------
   Total                              $190,341    107,108
                                     =========   ========

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995


NOTE 3 - LONG-TERM DEBT:

                                             1997           1996
                                           --------       --------
Bank of New York:
 Payable in monthly installments of
 $11,667 plus interest at bank base rate
 plus 1% through June 2002; secured by
 substantially all assets and personally
 guaranteed by the President.              $700,000              -

 Payable in monthly installments of
 $11,667 plus interest at bank base rate
 plus 1/2% through July 1998; secured by
 substantially all assets and personally
 guaranteed by the President.                     -        291,667

 Payable in monthly installments of
 $5,000 plus interest at bank base rate
 plus 1/2% through April 2001; secured by
 substantially all assets and personally
 guaranteed by the President.                     -        290,000
                                           --------       --------

             Total                          700,000        581,667


 Less:  Current portion                     140,000        200,000
                                           --------       --------

  Long-term portion                        $560,000        381,667
                                           ========       ========

Maturities at June 30, 1997:

Years Ending June 30
--------------------
      1998                                 $140,000
      1999                                  140,000
      2000                                  140,000
      2001                                  140,000
      2002                                  140,000
                                           --------
             Total                         $700,000

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995


NOTE 4 - CAPITAL LEASE OBLIGATIONS:

                                                1997            1996
                                              --------        -------
For machinery and equipment, payable
in monthly installments of $6,661,
maturing December 1997, non-interest
bearing (In arrears six months as of
June 30, 1997).                               $ 79,946        133,234

For machinery and equipment, payable
in monthly installments of $402,
including interest at 9.9%; maturing
January 2000.                                   11,015         14,871

For machinery and equipment payable
in monthly installments of $2,400,
including interest at 20%; matured
April 1996.                                          -                 2,000
                                              --------        -------

      Total                                     90,961        150,105

Less:  Current portion                          83,894         99,114
                                              --------        -------

Long-term portion                             $  7,067         50,991
                                              ========        =======

Maturities at June 30, 1997:


  Years Ending June 30
  --------------------
       1998                                    $83,894
       1999                                      5,700
       2000                                      1,367
                                               -------
         Total                                 $90,961
                                               =======

NOTE 5 - LOAN PAYABLE - STOCKHOLDER:

Interest at 8.5%; payable on demand.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995


NOTE 6 - COMMITMENTS:

LEASES
------

The Company leases its operating and corporate facilities under operating leases expiring in 1997 and 2004 with provision for additional payments for annual rent increases in real estate taxes and insurance. The Company leases a warehouse facility on a month to month basis since October 1992. Total rent expense amounted to $353,421, $356,973 and $314,553 for the years ended June 30, 1997, 1996 and 1995, respectively. The rent expense for discontinued operations was immaterial. Rent for its corporate facilities were in arrears in the amount of $16,637 (accrued in the current year).

Future minimum rental commitments under leases:

        Years Ending
           June 30              Amount
        ------------            ------
            1998             $  260,986
            1999                267,224
            2000                273,463
            2001                279,702
            2002                285,940
            Thereafter          596,835
                             ----------
                     Total   $1,964,150
                             ==========

NOTE 7 - STOCK OPTIONS:

Plan adopted on June 24, 1992, authorizing the granting of either incentive or nonqualified stock options to purchase up to 400,000 shares of common stock to certain individuals performing services for the Company. Nonqualified options to purchase 150,000 shares were issued on this date to the directors/employees of the Company. The exercise price of $.50 per share was the Company's estimate of the market value at that date. The options became exercisable on December 24, 1992 and expire on June 24, 2002.

On December 16, 1992, nonqualified options to purchase 10,000 shares were issued to a director/employee of the Company. The exercise price of $1.00 per share was the Company's estimate of the market value at that date. The options became exercisable on June 16, 1993 and expire on December 16, 2002.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995


NOTE 7 - STOCK OPTIONS (Continued):

On August 19, 1993, nonqualified options to purchase 210,000 shares were issued to the directors/employees of the Company. The exercise price of $1.50 per share was the Company's estimate of the market value at that date. The options became exercisable on February 19, 1994 and expire on August 19, 2003.

On August 29, 1993, nonqualified options to purchase 20,000 shares were issued to an employee. The exercise price of $1.50 per share was the Company's estimate of the market value at that date. The options became exercisable on February 29, 1994 and expire on August 29, 2003.

On November 9, 1993, the authorized number of shares of common stock permitted to be issued pursuant to the plans adopted June 24, 1992 was increased to 550,000.

On October 26, 1995, nonqualified options to purchase 100,000 shares were issued to the directors/employees of the Company. The exercise price of $.25 per share was the Company's estimate of the market value at that date. The options became exercisable on April 26, 1995 and expire on October 26, 2005.

On February 5, 1997 the Board of Directors approved and ratified the repricing of 5,000 options issued December 12, 1992, 55,000 options issued August 1, 1993 and 20,000 options issued September 29, 1993 to a new option price of $.125.

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company is permitted and has opted to continue to account for such transactions under Accounting Principals Board Opinion ("APB") No. 25 with the requirement to disclose proforma income and per share amounts as if the Company had applied the new method. The fair value per share at grant date equaled the exercise price, therefore having no effect on proforma income
(See Note 1).

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995

NOTE 7 -STOCK OPTIONS (Continued):

The following summarizes information relative to stock option plans:
                                          1997        1996       1995
                                          ----        ----       ----
Options outstanding at beginning
    of fiscal year                       445,000    390,000     390,000
Options granted                                -    100,000           -
Options cancelled                        (40,000)   (45,000)          -
                                         -------    -------     -------
Options outstanding at end of
    fiscal year                          405,000    445,000     390,000
                                         =======    =======     =======
Options exercisable at end of
    fiscal year                          405,000    445,000     390,000
                                         =======    =======     =======
Option prices per share:
    Granted                                    -       $.25           -
                                         =======    =======     =======

    Cancelled                         $ .25-1.50 $1.00-1.50           -
                                      ========== ==========     =======
Exercise price of options
    outstanding at end of
    fiscal year                       $.125-1.50 $ .25-1.50  $ .50-1.50
                                      ========== ==========  ==========

NOTE 8 - SEGMENT INFORMATION:

The Company's operations are divided into two business segments: Contract Packaging and Physicians Fax Network (see Note 1).


Operations by business segments:
                                            Year Ended June 30, 1997
                                         --------------------------------
                                         Physicians
                                            Fax      Contract
                                          Network    Packaging    Total
                                         ---------   ---------  ---------
Sales                                     $598,413   4,309,091  4,907,504
Operating loss                             (62,070)   (122,408)  (184,478)
Depreciation and amortization              100,159     263,893    364,052
Aggregate carrying amount of
  identifiable assets                            -   2,955,033  2,955,033
Additions to machinery and equipment             -     351,939    351,939


                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995


NOTE 8 - SEGMENT INFORMATION (continued):

                                            Year Ended June 30, 1996
                                        --------------------------------
                                        Bio Medical  Contract
                                         Services   Packaging    Total
                                        ----------- ---------  ---------
Sales                                    $193,797   4,714,542  4,908,330
Operating income (loss)                     5,346    (409,450)  (404,104)
Depreciation and amortization               1,029     326,715    327,744
Aggregate carrying amount of
   identifiable assets                              2,309,256  2,309,256
Additions to machinery and equipment                  231,545    231,545



                                            Year Ended June 30, 1995
                                        ---------------------------------
                                        Bio Medical  Contract
                                         Services   Packaging     Total
                                        ----------- ----------  ---------
Sales                                    $849,281    5,095,103  5,944,384
Operating income (loss)                   (66,738)     464,958    398,220
Depreciation and amortization              13,615      258,844    272,459
Aggregate carrying amount of
   identifiable assets                    316,878    2,660,376  2,977,254
Additions to machinery and equipment            -      602,501    602,501


NOTE 9 - INCOME TAXES:

Deferred tax asset at June 30, 1997 represents recognition of net operating loss carryforwards and is comprised of the following components.

                                                              Deferred Tax
                                       Temporary                 Asset
                                       Difference   Tax Rate  (Liability)
                                      -----------   --------  ------------
Allowance for doubtful accounts       $     5,000     43%         2,150
Accumulated depreciation                  171,860     43%        73,900
Net operating loss carryforward         2,900,000     43%     1,247,000
Less: valuation allowance              (2,076,860)    43%      (893,050)
                                      -----------             ---------
      Totals                          $ 1,000,000               430,000
                                      ===========             =========

                  STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995


NOTE 9 - INCOME TAXES (continued):

At June 30, 1997 net operating loss (NOL) carryforwards of approximately $2,900,000 were available, expiring on various dates from 1998 through 2011.

The valuation allowance as of June 30, 1997 was decreased by $361,400 ($.10 per share) due substantially to a change in judgement concerning the realization of the related deferred tax asset in the subsequent year.

The deferred tax asset of $68,600 at June 30, 1996, was comprised of the following components:

                                                             Deferred Tax
                                     Temporary                  Asset
                                     Difference   Tax Rate   (Liability)
                                    -----------   --------   ------------
Allowance for doubtful accounts     $    5,000        43%         2,150
Accumulated depreciation              (201,000)       43%       (86,430)
Benefit of remaining operating loss
  carryforward                       2,515,000        43%     1,081,450
Less: valuation allowance           (2,159,000)       43%      (928,570)
                                   -----------                ---------
     Totals                        $   160,000                   68,600
                                   ===========                =========

During the year ended June 30, 1996, the beginning-of-the-year balance of the valuation allowance was increased by $100,000 due substantially to a change in circumstances causing a change in judgment about the realization of the related deferred tax asset in future years.

At June 30, 1996, net operating loss (NOL) carryforwards of approximately $2,515,000 were available, expiring on various dates from 1997 through 2006.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995


NOTE 9 - INCOME TAXES (continued):

The deferred tax asset of $168,600 at June 30, 1995 was comprised of the following components:

                                                              Deferred Tax
                                     Temporary                   Asset
                                     Difference   Tax Rate    (Liability)
                                     ----------   --------    ------------
Inventory                            $ (95,000)       43%        (40,850)
Allowance for doubtful accounts          5,000        43%          2,150
Accumulated depreciation              (106,000)       43%        (45,580)
Benefit of remaining operating loss
   carryforward                      2,235,070        43%        961,080
Less: valuation allowance           (1,646,070)       43%       (708,200)
                                     ---------                   -------
      Totals                         $ 393,000                   168,600
                                     =========                   =======

The deferred tax asset was reduced by $184,900 and corresponding Federal and State tax provisions have been recorded for the year ended June 30, 1995.

At June 30, 1997, investment tax credit carryforwards of approximately
$35,700 and research and development   & D) credits of approximately $85,500
were available, expiring on various dates from 1998 through 2002. The Tax Reform Act of 1986 (the Act) reduced the amount of Investment Tax Credit carryfowards allowed to 65%. R & D credit carryforwards were unaffected by the Act.

NOTE 10   FAIR VALUE OF FINANCIAL INSTRUMENTS:

The amounts included in the balance sheet at June 30, 1997 for cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses approximated fair value due to the short term nature of these instruments. The carrying amount of long-term debt, capital lease obligations and loan payable-officer approximate fair value based on borrowing rates currently available to the Company.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1997, 1996 and 1995


NOTE 11   FOURTH QUARTER 1996 ADJUSTMENTS (UNAUDITED):

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

                              Part III

Item 10.  Directors and Executive Officers


    The following table sets forth certain information relating to the directors, executive officers and certain significant employees of the Company:

      Name                            Age     Position
      ----                            ---     --------
Albert J. Wozniak...................   58   Chairman, Chief
                                            Executive Officer,
                                            President
Charles A. Pergola..................   63   Director
James K. Wozniak....................   34   Director, Vice
                                            President and
                                            Secretary


    Each Director holds office until the earlier of the election of his successor at the next annual meeting of shareholders or his resignation or removal. Officers are elected by, and serve at the discretion of, the Board of Directors. There are currently four vacancies on the Board of Directors.

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

                                                Long Term Compensation
                                                ----------------------
                     Annual Compensation          Awards        Payouts
                     -------------------        ------------   --------

                                      Other
Name and                              Annual  Restrct                   All
Principal    Fiscal  Salary   Bonus   Comp.    Stock   Options  LTIP   Other
Position      Year    ($)     ($)      ($)     Awrds     (#)    Payout Comp.
---------    ------  ------   -----   ------   ------  -------  ------ ------

Albert J.    1997   250,000    -        -       -          -       -     -
 Wozniak     1996   200,000    -        -       -        20,000    -     -
Chairman,    1995   238,000    -        -       -          -       -     -
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

    Eligibility. Any person, including officers and directors, employed by the Company or any parent or subsidiary of the Company shall be eligible to receive Incentive Stock Options under the Plan. Approximately 250 persons are eligible to receive Incentive Stock Options as of September 1, 1997. Any employee who owns ten percent or more of the total combined voting power of all classes of the Company's voting stock shall be eligible to receive Incentive Stock Options only under certain limited circumstances. Additionally, the Plan permits Nonqualified Stock Options to be granted to directors, consultants, independent contractors and agents as well as employees. An indeterminate number of persons, including one nonemployee director, are eligible to receive Nonqualified Stock Options as of September 1, 1997. Each director shall not, however, be eligible to receive stock options to purchase more than 35,000 shares of Common Stock per year, subject to such further terms and conditions as are contained in the Plan. It is the present intent of the Company to satisfy the regulations promulgated under Rule 16(b) of the Securities Exchange Act of 1934, as amended, insofar as such rules relate to participation in the Plan by directors who are disinterested administrators, as such term is defined therein. In connection therewith, the Company may request a No-Action Letter from the Division of Corporate Finance of the Securities and Exchange Commission and, consequently, may modify the terms under which directors participate in the Plan. The Board of Directors of the Company will determine who should be granted stock options under the Plan.

    Exercise Price of Options. Options granted pursuant to the Plan must have an exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted, except that in the case of an Incentive Stock Option the price shall be at least 110 percent of the fair market value where the option is granted to an employee who owns more than ten percent of the total combined voting power of all classes of the Company's voting stock. The average bid and asked prices of the Company's Common Stock is not updated by the National Quotation Service, Inc. The last reported transaction in the Company's Common Stock, which occurred in July 1997, was at $.25 per share. Under the terms of the Plan, the aggregate fair market value of the stock with respect to which Incentive Stock Options are exercisable for the first time by an individual during any calendar year shall not exceed $100,000.

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


Stock Options Issued by the Company

    The following table sets forth, as to certain executive officers of the Company and as to all executive officers of the Company as a group, the total number of options granted between June 20, 1992, the date of adoption of the plan, and June 30, 1997 and the average exercise price of such options. No options granted by the Company have been exercised as of September 1, 1997. Options to purchase 45,000 shares have been canceled. On
February 5, 1997, the Board of Directors approved the repricing of options to purchase 80,000 shares, at exercise prices of $1.00 to $1.50, to a new exercise price of $0.125.


                                   Options granted during period
                                ----------------------------------
Name of individual                                    Per share
or number in group              Number of shares    Exercise Price
------------------              ----------------    --------------
Albert J. Wozniak (1)..........      35,000             $ .50
 Chairman, CEO and President        145,000             $1.50
                                     20,000             $ .25
                                     15,000             $ .125

James K. Wozniak (2)...........      35,000             $ .50
 Director, VP and Secretary          20,000             $ .25
                                     10,000             $ .125

Non-Executive Director Group...       5,000             $1.00
                                     20,000             $ .25
                                     15,000             $ .125

Employee Group.................      70,000             $ .125

-----------------------
(1)  Albert J. Wozniak is the only Executive Officer.
(2)  James K. Wozniak is the only Non-Executive Officer.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    The following table sets forth, as of September 1, 1997, certain information with respect to the beneficial ownership of the Common Stock of the Company as to each director and nominee of the Company, each person known by the Company to own beneficially more than 5% of its Common Stock, each executive officer, and all directors and executive officers of the Company as a group.

                                         Shares
                                      Beneficially     Percent
Name and Address                         Owned(1)       Owned
----------------                      -------------     ------
Albert J. Wozniak...................  2,230,650(2)      58.46%
Steritek, Inc.
121 Moonachie Ave.
Moonachie, NJ 07074

Gerlach & Co.......................     356,639          9.94%
c/o Citibank N.A.
111 Wall Street
New York, NY 10043

Charles A. Pergola..................     40,000(3)          *

James K. Wozniak....................     67,000(3)       1.29%

All directors and officers
  as a group (3 persons)............  2,337,650(4)      59.84%

---------------------------
* - Represents less than 1%.

(1) Unless otherwise indicated, each named holder has, to the best knowledge of the Company, sole voting and investment power with respect to the shares.

(2) Includes 215,000 shares of Common Stock of the Company that may be acquired within 60 days upon the exercise of options.

(3) Includes 65,000 shares as to James K. Wozniak, and 40,000 shares as to Mr. Pergola, that may be acquired within 60 days upon the exercise of options.

(4) Includes 320,000 shares of Common Stock of the Company that may be acquired by directors and officers within 60 days upon the exercise of options.

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

     On April 30, 1997, the Company borrowed $50,000 from Albert J. Wozniak, the Chairman and Chief Executive Officer of the Company. The loan bears interest at 8.5% per annum, and is payable by the Company on demand. On May 31, 1997, the Company borrowed an additional $50,000 from Mr. Wozniak. The May 31, 1997 loan bears interest at 8.5% per annum, and is payable by the Company on demand. It is anticipated that the loans will be repaid when the Company's cash position improves. The proceeds of the loans were used by the Company for working capital purposes.

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



    (a)(3)  Exhibits.

 2.1 Plan and Agreement of Merger By and Between Steritek, Inc. and CardioSearch Inc.(1)
 3.1  Restated Certificate of Incorporation of Registrant(1)
 3.2  Amended and Restated By-Laws of Registrant(1)
 4.1  First Mortgage Note and Common Stock Purchase Agreement(1)
10.1  Steritek, Inc. Stock Option Plan(1)
10.2  Lease of Premises at McLean Blvd at 9th Avenue, Paterson,
       NJ(1)
10.3  Lease of Premises at Moonachie, New Jersey(1)
10.4  Agreement to Purchase Certain Assets of Ladd Research
      Industries, Inc.(1)
10.5  Agreement with Wim Management Corporation and William L.
      Wimberly(1)
10.6  Agreement with Kapular Marketing Research, Inc.(2)
10.7  Realty Lease Amendment No. 1
10.8  Amendment to Lease, Dated September 12, 1984
10.9  Purchase Order, dated January 13, 1995(3)
10.10 Rental/Purchase Agreement, dated April 20, 1995(3)
10.11 Lease Agreement, commencing March 28, 1995(3)
10.12 Commercial Note, dated June 30, 1993(3)
10.13 Commercial Note, dated June 30, 1993(3)
10.14 Security Agreement, including Guaranties and Waiver, dated
       June 30, 1993(3)
10.15 Credit Agreement, dated June 30, 1993(3)
10.16 Waiver Ltr from Bank of New York, dtd September 27, 1995(3)
10.17 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.18 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.19 Commercial Note, entered into on or about March 29, 1996 and
       Guaranty(5)
10.20 Promissory Note, entered into on or about June 17, 1997
10.21 Promissory Note, entered into on or about April 30, 1997
10.22 Promissory Note, entered into on or about May 31, 1997
16.1  Certifying Accountant letter(6)
22    List of Subsidiaries of the Company*
25    Power of Attorney*
27    Financial Data Schedule

(1) - Incorporated by reference to the Registrant's Form 10 filed
November 4, 1992.

(2) - Incorporated by reference to the Registrant's Form 10-K filed September 28, 1993.

(3) - Incorporated by reference to the Registrant's Form 10-K filed September 28, 1995.

(4) - Incorporated by reference to the Registrant's Form 8-K filed October 25, 1995.

(5) - Incorporated by reference to the Registrant's Form 10-Q filed
May 14, 1996.

(6) - Incorporated by reference to the Registrant's Form 8-K/A filed August 14, 1997.

     (b)  Reports on Form 8-K

     The Company filed one report on Form 8-K on August 6, 1997 to report a change in its certifying accountant. A Form 8-K/A was filed on August 14, 1997 to include a letter from the former certifying accountant.

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

     Signatures                  Title                  Date
     ----------                  -----                  ----

/s/ Albert J. Wozniak      Chairman of the Board,  September 26, 1997
-----------------------
Albert J. Wozniak          President, CEO

                           Director                September   , 1997
------------------------
Charles A. Pergola

/s/ James K. Wozniak       Vice President, Chief   September 26, 1997
------------------------
James K. Wozniak           Financial Officer and
                           Secretary (principal
                           financial and account-
                           ing officer), Director

                           STERITEK, INC.

                        EXHIBITS TO FORM 10-K

 2.1 Plan and Agreement of Merger By and Between Steritek, Inc. and CardioSearch Inc.(1)
 3.1  Restated Certificate of Incorporation of Registrant(1)
 3.2  Amended and Restated By-Laws of Registrant(1)
 4.1  First Mortgage Note and Common Stock Purchase Agreement(1)
10.1  Steritek, Inc. Stock Option Plan(1)
10.2  Lease of Premises at McLean Blvd at 9th Avenue, Paterson,
       NJ(1)
10.3  Lease of Premises at Moonachie, New Jersey(1)
10.4  Agreement to Purchase Certain Assets of Ladd Research
      Industries, Inc.(1)
10.5  Agreement with Wim Management Corporation and William L.
      Wimberly(1)
10.6  Agreement with Kapular Marketing Research, Inc.(2)
10.7  Realty Lease Amendment No. 1
10.8  Amendment to Lease, Dated September 12, 1984
10.9  Purchase Order, dated January 13, 1995(3)
10.10 Rental/Purchase Agreement, dated April 20, 1995(3)
10.11 Lease Agreement, commencing March 28, 1995(3)
10.12 Commercial Note, dated June 30, 1993(3)
10.13 Commercial Note, dated June 30, 1993(3)
10.14 Security Agreement, including Guaranties and Waiver, dated
       June 30, 1993(3)
10.15 Credit Agreement, dated June 30, 1993(3)
10.16 Waiver Ltr from Bank of New York, dtd September 27, 1995(3)
10.17 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.18 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.19 Commercial Note, entered into on or about March 29, 1996 and
       Guaranty(5)
10.20 Promissory Note, entered into on or about June 17, 1997
10.21 Promissory Note, entered into on or about April 30, 1997
10.22 Promissory Note, entered into on or about May 31, 1997
16.1  Certifying Accountant letter(6)
22    List of Subsidiaries of the Company*
25    Power of Attorney*
27    Financial Data Schedule

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

(6) - Incorporated by reference to the Registrant's Form 8-K/A filed August 14, 1997.