Form 10-Q
period 1997-09-30
STERITEK INC
filed 1997-11-19
CIK 720831

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                            FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        SEPTEMBER 30, 1997

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,586,285 shares of Common Stock on November 1, 1997

                              INDEX

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

     Item 2.  Management's Discussion and Analysis............. 8

Part II - Other Information....................................12

Signatures.....................................................13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          STERITEK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                 September 30,    June 30,
                                                     1997           1997
                                                  -----------   -------------
                                                  (Unaudited)   (Derived from
                                                                   Audited
                                                                  Financial
                                                                 Statements)
ASSETS
Current Assets:
  Cash                                               $106,666     $212,127
  Trade accounts receivable, less allowance for
   doubtful accounts of $4,895                      1,271,583      904,425
  Inventories                                         169,260      190,341
  Prepaid expenses and other assets                    37,660       79,719
  Deferred tax asset                                  366,436      430,000
                                                   ----------   ----------
     Total current assets                           1,951,605    1,816,612

  Machinery and equipment                           3,466,935    3,113,956
  Less: accumulated depreciation and
   amortization                                     2,142,663    2,057,921
                                                   ----------   ----------
                                                    1,324,272    1,056,035
                                                   ----------   ----------
Other assets
 Security deposits                                     62,386       82,386
                                                   ----------   ----------
                                                       62,386       82,386
                                                   ----------   ----------
                                                   $3,338,263   $2,955,033
                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade                             $754,841     $536,324
  Accrued expenses                                    202,442      210,077
  Current maturities of long-term debt                105,000      140,000
  Current maturities of capital lease obligations      86,851       83,894
  Loan payable - stockholder                          150,000      100,000
  Taxes payable                                        63,780       35,272
                                                   ----------    ---------
     Total current liabilities                      1,362,914    1,105,567
                                                   ----------   ----------

Long-term debt, excluding current maturities          560,000      560,000
Capital lease obligations, less current maturities     21,406        7,067
                                                   ----------   ----------

     Total liabilities                              1,944,320    1,672,634

Shareholders' equity:
  Preferred stock, no par value, authorized
  2,000,000 shares; none issued
  Common stock, no par value, authorized
  5,000,000 shares; issued and outstanding
  3,586,285 shares                                   640,844       640,844
  Retained earnings                                  753,099       641,555
                                                  ----------    ----------
     Total shareholders' equity                    1,393,943     1,282,399
                                                  ----------    ----------
                                                  $3,338,263    $2,955,033
                                                  ==========    ==========

                          STERITEK, INC. AND SUBSIDIARY
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Three Months Ended
                                                        September 30,
                                                   -----------------------
                                                      1997        1996
                                                   ----------   ----------
Sales                                              $2,010,682   $1,016,706

Cost of sales                                       1,197,935      522,437
                                                   ----------   ----------
  Gross profit                                        812,747      494,269

Selling, general and administrative expenses          621,618      606,446
                                                   ----------   -----------
Operating income                                      191,129     (112,177)

Interest expense                                      (16,021)     (13,568)
                                                    ----------   ----------
Income before provision for income taxes              175,108     (125,745)
                                                    ----------   ----------
Provision for income taxes:

  Provision for federal income taxes - deferred        47,804
  Provision for state income taxes - deferred          15,760
                                                    ---------   ----------
                                                       63,564
                                                    ---------   ----------

Net income                                           $111,544    ($125,745)
                                                   ==========   ==========
Weighted-average number of common shares
  outstanding                                       4,001,285    3,586,285
                                                   ==========   ==========

Net income per common share                             $0.03       ($0.04)
                                                   ==========   ==========


                  STERITEK, INC. AND SUBSIDIARY
                            (UNAUDITED)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Three Months Ended
                                                        September 30,
                                                   -----------------------
                                                      1997        1996
                                                   ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                 $111,544    ($125,745)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization of machinery
        and equipment                                  84,742       81,724
     Amortization of physicians' fax database                       25,039

     Changes in operating assets and liabilities:
        (Increase) decrease in trade accounts
          receivable                                 (367,158)      68,019
        Decrease (increase) in inventories             21,081       (3,000)
        Decrease (increase) in prepaid expenses
          and other assets                             62,059       20,797
        Decrease in deferred tax asset                 63,564
        Increase (decrease) in accounts payable
          and accrued expenses                        239,390      (92,396)
                                                   ----------   ----------
Net cash provided by (used in) operating
     activities                                       215,222      (25,562)
                                                   ----------   ----------
Cash flows from investing activities:
   Collections on note receivable                           -          761
   Expenditures for purchase of machinery
     and equipment                                   (352,979)     (49,006)
                                                    ----------   ----------

Net cash used in investing activities                (352,979)    ( 48,244)
                                                    ----------   ----------
Cash flows from financing activities:
   Principal payments on long-term debt               (35,000)    ( 50,000)
   Principal payments on capital lease obligations     (1,501)     ( 9,523)
   Borrowings on capital lease obligations             18,797
   Proceeds from officer's loan                        50,000
                                                    ----------   ----------
Net cash provided by (used in) financing
   activities                                          32,296     ( 59,523)
                                                    ----------   ----------
Net (decrease) increase in cash                      (105,461)    (133,329)

Cash at beginning of period                           212,127      296,429
                                                    ----------  ----------

Cash at end of period                                $106,666     $163,100
                                                    =========   ==========
Supplemental disclosures of cash flow
   information:
     Interest paid                                    $16,021      $13,568
                                                   ==========   ==========


                          STERITEK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                              September 30, 1997


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June
     30, 1997.

                   STERITEK, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 as Compared to the Three Months Ended September 30, 1996

     Revenues for the three months ended September 30, 1997 increased to $2,010,682 from $1,016,706 for the same period in 1996. Revenues for the three months ended September 30, 1997 included approximately:
(i) $1,862,127 from contract packaging, as compared to $919,053 for the same period in 1996; and (ii) $148,555 from the Physicians Fax Network, as compared to $97,653 for the same period in 1996. The increase in contract packaging revenues is partially attributable to the Company's expanded relationship with a major customer. The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 59.6% of sales (or $1,197,935) for the quarter ended September 30, 1997, as compared to 51.4% of sales (or $522,437) for the quarter ended September 31, 1996. The increase in cost of sales, as a percent of sales is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") was 30.9% of sales (or $621,618) for the quarter ended September 30, 1997, as compared to 59.6% of sales (or $606,446) for the quarter ended
September 30, 1996. SG&A expenditures remained relatively constant during the two periods.

     The Company earned a profit of $111,544 (or 5.5% of sales) for the quarter ended September 30, 1997, as compared to an operating loss of ($125,745) for the quarter ended September 30, 1996. The profit is attributable to the Company's increased sales and continued efforts to control costs.

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

Liquidity and Capital Resources

     The Company's working capital on September 30, 1997 was $588,691, as compared to $711,045 on June 30, 1997. The principal changes in the components of working capital are the increases in the Company's accounts receivable as a result of higher sales volume, and a related increase in trade accounts payable.

     On June 17, 1997, the Company borrowed $700,000 from the Bank of New York, payable monthly until June 17, 2002, at prime plus 1%. The monthly payments are $11,666.67 of principal plus interest.
The proceeds of this borrowing were used to retire prior indebtedness of the Company, and to provide working capital for operations.

     On April 30, 1997, the Company borrowed $50,000 from Albert J. Wozniak, the Chairman and Chief Executive Officer of the Company.
The loan bears interest at 8.5% per annum, and is payable by the Company on demand. On May 31, 1997, the Company borrowed an additional $50,000 from Mr. Wozniak. The May 31, 1997 loan bears interest at 8.5% per annum, and is payable by the Company on demand.
On September 30, 1997, the Company borrowed an additional $50,000 from Mr. Wozniak. The September 30, 1997 loan bears interest at 8.5% per annum, and is payable by the Company on demand. It is anticipated that the loans will be repaid when the Company's cash position improves.
All loans bear the same terms and conditions. The proceeds of the loans were used by the Company for working capital purposes.

     The Company believes that funding for anticipated operations and capital needs will come from existing working capital and anticipated future operations.

                   PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is a defendant in a personal injury action styled "Jeffrey Lloyd v. S.R.J. Corporation, et al.," BER-L-93-97, in New Jersey Superior Court, Law Division, Bergen County. In this action, the plaintiff seeks to recover damages for personal injuries resulting from a slip and fall. The full nature and extent of plaintiff's injuries and the amount of damages being sought is presently unknown. The Company has a Commercial General Liability insurance policy, with policy limits of $1,000,000 per occurrence, which provides liability coverage for this claim. The insurer has assigned counsel to defend the Company with a reservation of rights, stating that certain claims contained in the complaint, alleging intentional acts and seeking punitive damages, are not covered by the insurance policy. The Company has retained counsel to monitor this lawsuit due to the insurer's reservation of rights. The Company has denied liability and intends to contest this claim vigorously.

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

                                Steritek, Inc.


                              By/s/ James K. Wozniak


                                James K. Wozniak, Vice President and
                                 Treasurer (principal
                            financial and accounting officer)

Date:  November 19, 1997