Form 10-Q
period 1997-12-31
STERITEK INC
filed 1998-02-18
CIK 720831

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            DECEMBER 31, 1997

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,586,285 shares of Common Stock on February 1, 1998

                              INDEX

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

     Item 2.  Management's Discussion and Analysis............. 8

Part II - Other Information....................................12

Signatures.....................................................13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                         STERITEK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                  December 31,    June 30,
                                                     1997           1997
                                                  -----------   -------------
                                                  (Unaudited)   (Derived from
                                                                   Audited
                                                                  Financial
                                                                 Statements)
ASSETS
Current Assets:
  Cash                                               $384,285     $212,127
  Trade accounts receivable, less allowance for
   doubtful accounts of $4,895                        877,838      904,425
  Inventories                                         305,349      190,341
  Prepaid expenses and other assets                    57,960       79,719
  Deferred tax asset                                  248,975      430,000
                                                   ----------   ----------
     Total current assets                           1,874,407    1,816,612

  Machinery and equipment                           3,600,981    3,113,956
  Less: accumulated depreciation and
   amortization                                     2,233,178    2,057,921
                                                   ----------   ----------
                                                    1,367,803    1,056,035
                                                   ----------   ----------
Other assets
 Security deposits                                     64,779       82,386
                                                   ----------   ----------
                                                       64,779       82,386
                                                   ----------   ----------
                                                   $3,306,989   $2,955,033
                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade                             $694,572     $536,324
  Accrued expenses                                    205,160      210,077
  Current maturities of long-term debt                 70,000      140,000
  Current maturities of capital lease obligations       4,775       83,894
  Loan payable - stockholder                          150,000      100,000
  Taxes payable                                        43,397       35,272
                                                   ----------    ---------
     Total current liabilities                      1,167,904    1,105,567
                                                   ----------   ----------

Long-term debt, excluding current maturities          560,000      560,000
Capital lease obligations, less current maturities     21,406        7,067
                                                   ----------   ----------

     Total liabilities                              1,749,310    1,672,634

Shareholders' equity:
  Preferred stock, no par value, authorized
  2,000,000 shares; none issued
  Common stock, no par value, authorized
  5,000,000 shares; issued and outstanding
  3,586,285 shares                                   640,844       640,844
  Retained earnings                                  916,835       641,555
                                                  ----------    ----------
     Total shareholders' equity                    1,557,679     1,282,399
                                                  ----------    ----------
                                                  $3,306,989    $2,955,033
                                                  ==========    ==========

                          STERITEK, INC. AND SUBSIDIARY
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Six Months Ended
                                                         December 31,
                                                   -----------------------
                                                      1997        1996
                                                   ----------   ----------
Sales                                              $4,318,553   $2,386,940

Cost of sales                                       2,584,422    1,191,518
                                                   ----------   ----------
  Gross profit                                      1,734,131    1,195,422

Selling, general and administrative expenses        1,245,877    1,242,659
                                                   ----------   -----------
Operating income                                      488,254      (47,237)

Interest expense                                      (31,948)     (25,391)
                                                    ----------   ----------
Income before provision for income taxes              456,306      (72,628)
                                                    ----------   ----------

Provision for income taxes:

  Provision for federal income taxes - deferred       139,957            0
  Provision for state income taxes - deferred          41,068            0
                                                    ---------   ----------
                                                      181,025            0
                                                    ---------   ----------

Net income                                           $275,281     ($72,628)
                                                   ==========   ==========

Weighted-average number of common shares
  outstanding                                       4,001,285    3,586,285
                                                   ==========   ==========

Net income per common share                             $0.07       ($0.02)
                                                   ==========   ==========

                          STERITEK, INC. AND SUBSIDIARY
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     Three Months Ended
                                                          December 31,
                                                   -----------------------
                                                      1997        1996
                                                   ----------   ----------
Sales                                              $2,307,871   $1,370,234

Cost of sales                                       1,386,487      669,081
                                                   ----------   ----------
  Gross profit                                        921,384      701,153

Selling, general and administrative expenses          624,259      636,213
                                                    ----------  ----------
Operating income                                      297,125       64,940

Interest expense                                      (15,927)     (11,823)
                                                    ----------   ----------
Income before provision for income taxes              281,198       53,117
                                                     ----------  ----------

Provision for income taxes:

  Provision for federal income taxes - deferred        92,153        7,370
  Provision for state income taxes - deferred          25,308        3,984
                                                    ----------   ----------
                                                      117,461       11,354
                                                    ----------   ----------
Net income                                           $163,737     $ 41,763
                                                    ==========   ==========

Weighted-average number of common shares
  outstanding                                       4,001,285    3,586,285
                                                   ===========   ==========

Net income per common share                             $0.04        $0.01
                                                   ===========   ==========


                  STERITEK, INC. AND SUBSIDIARY
                            (UNAUDITED)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Six Months Ended
                                                         December 31,
                                                   ------------------------
                                                       1997         1996
                                                    ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                  $275,281     ($72,628)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization of machinery
        and equipment                                  175,257      170,313
     Amortization of physicians fax database                 0       50,080

     Changes in operating assets and liabilities:
        Decrease (increase) in trade accounts
          receivable                                    26,587       55,479
        (Increase) decrease in inventories            (115,008)       4,500
        Decrease (increase) in prepaid expenses
          and other assets                              39,366        6,556
        Decrease in deferred tax asset                 181,025            0
        Increase (decrease) in state income
          taxes payable                                  8,124        6,229

        Increase (decrease) in accounts payable
          and accrued expenses                         153,331      (24,254)
                                                     ----------   ----------

Net cash provided by operating
     activities                                        743,963      196,275
                                                    ----------   ----------
Cash flows from investing activities:
   Collections on note receivable                           0         1,233
   Expenditures for purchase of machinery
     and equipment                                   (487,025)     (101,918)
                                                    ----------   ----------

Net cash used in investing activities                (487,025)     (100,685)
                                                    ----------   ----------
Cash flows from financing activities:
   Principal payments on long-term debt               (70,000)     (100,000)
   Principal payments on capital lease obligations    (64,780)      (30,394)
   Proceeds from officer's loan                        50,000             0
                                                    ----------   ----------
Net cash provided by (used in) financing
   activities                                         (84,780)    (130,394)
                                                    ----------   ----------

Net increase (decrease) in cash                       172,158      (34,804)

Cash at beginning of period                           212,127      296,429
                                                    ----------  ----------

Cash at end of period                                $384,285     $261,625
                                                    =========   ==========

Supplemental disclosures of cash flow
   information:
     Interest paid                                    $31,948      $25,391
                                                   ==========   ==========


                          STERITEK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 December 31, 1997


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

                   STERITEK, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Six Months Ended December 31, 1997 as Compared to the Six Months
Ended December 31, 1996

     Revenues for the six months ended December 31, 1997 increased to $4,318,553 from $2,386,940 for the same period in 1996. Revenues for the six months ended December 31, 1997 reflect an increased level of activity in the Company's contract packaging and Physicians Fax Network business. December 31, 1997 revenues included approximately:
(i) $3,933,740 from contract packaging, as compared to $2,147,658 for the same period in 1996; and (ii) $384,813 from the Physicians Fax Network, as compared to $239,282 for the same period in 1996. The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 59.8% of sales (or $2,584,422) for the six months ended December 31, 1997, as compared to 49.9% of sales (or $1,191,518) for the six months ended December 31, 1996. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the six months ended December 31, 1997 was 28.8% of sales (or $1,245,877), as compared to 52.0% of sales (or $1,242,659) for the six months ended December 31, 1996. SG&A, in dollar terms, remained relatively constant during the two periods being compared.

     The Company earned an operating profit for the six months ended December 31, 1997 in the amount of $488,254 (or 11.3% of sales), as compared to an operating loss of ($47,237) for the six months ended December 31, 1996. The profit is principally attributable to the higher level of sales.

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

Three Months Ended December 31, 1997 as Compared to the Three Months Ended December 31, 1996

     Revenues for the three months ended December 31, 1997 were $2,307,871 as compared to $1,370,234 for the same period in 1996. Revenues for the three months ended December 31, 1997 included approximately $2,071,613 from contract packaging and $236,258 from the Physicians Fax Network. For the three months ended December 31, 1996, the Company derived approximately $1,281,453 in revenues from contract packaging and $88,781 from the Physicians Fax Network.

     The Company's cost of sales were $1,386,487 (or 60.0% of sales) for the three months ended December 31, 1997 as compared to $669,081 (or 48.8% of sales) for the three months ended December 31, 1996. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 1997 was $624,259 (or 27.0% of sales) as compared to $636,213 (or 46.0% of sales) for the three months ended December 31, 1996. SG&A, in dollar terms, remained relatively constant between the two periods.

     Operating income for the three months ended December 31, 1997 was $297,125 (or 12.9% of sales), as compared to income of $64,940 (or 4.7% of sales) for the three months ended December 31, 1996. The increase in operating income is principally attributable to the higher revenues for the period ended December 31, 1997.

     There were no other material changes in the results of operations in the Company's business.

Liquidity and Capital Resources

     The Company's working capital on December 31, 1997 was $706,503, as compared to $711,045 on June 30, 1997. The principal changes in the components of working capital are the increases in the Company's accounts receivable as a result of higher sales volume, and a related increase in trade accounts payable.

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

Date:  February 17, 1998