Form 10-Q
period 1998-03-31
STERITEK INC
filed 1998-05-19
CIK 720831

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            MARCH 31, 1998

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,586,285 shares of Common Stock on March 31, 1998

                              INDEX

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

     Item 2.  Management's Discussion and Analysis............. 8

Part II - Other Information....................................12

Signatures.....................................................13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          STERITEK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                   March 31,      June 30,
                                                     1998           1997
                                                  -----------   -------------
                                                  (Unaudited)   (Derived from
                                                                   Audited
                                                                  Financial
                                                                 Statements)
ASSETS
Current Assets:
  Cash                                               $389,211     $212,127
  Trade accounts receivable, less allowance for
   doubtful accounts of $4,895                      1,178,763      904,425

  Inventories                                         218,405      190,341
  Prepaid expenses and other assets                    73,888       79,719
  Deferred tax asset                                  185,693      430,000
                                                   ----------   ----------
     Total current assets                           2,045,960    1,816,612

  Machinery and equipment                           3,782,159    3,113,956
  Less: accumulated depreciation and
   amortization                                     2,329,850    2,057,921
                                                   ----------   ----------

                                                   1,452,309    1,056,035
                                                  ----------   ----------
Other assets
 Security deposits                                    64,779       82,386
                                                  ----------   ----------
                                                  $3,563,048   $2,955,033
                                                  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable trade                             $607,760     $536,324
  Accrued expenses                                    291,329      210,077
  Taxes payable                                        32,629       35,272
  Loans payable-stockholder                           150,000      100,000
  Current maturities of long-term debt                 41,988      140,000
  Current maturities of capital lease obligations       2,367       83,894
                                                   ----------    ---------
     Total current liabilities                      1,126,073    1,105,567

Long-term debt, excluding current maturities          743,012      560,000
Capital lease obligations, less current maturities     19,678        7,067
                                                   ----------   ----------

     Total Liabilities                             $1,888,763   $1,672,634
                                                   ==========   ==========

Shareholders' equity:
  Preferred stock, no par value, authorized
  2,000,000 shares; none issued
  Common stock, no par value, authorized
  5,000,000 shares; issued and outstanding
  3,586,285 shares                                   640,844       640,844
  Retained earnings                                1,033,441       641,555
                                                  ----------    ----------
     Total shareholders' equity                    1,674,285     1,282,399
                                                  ----------    ----------
                                                  $3,563,048    $2,955,033
                                                  ==========    ==========

                          STERITEK, INC. AND SUBSIDIARY
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Nine Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1998        1997
                                                   ----------   ----------
Sales                                              $6,695,303   $3,662,588

Cost of sales                                       4,123,337    1,763,968
                                                   ----------   ----------
  Gross profit                                      2,571,966    1,898,620

Selling, general and administrative expenses        1,888,377    1,832,187
                                                   ----------   ----------
Operating income                                      683,589       66,433

Interest expense                                      (47,397)     (35,963)
                                                    ----------   ----------
Income before provision for income taxes              636,192       30,470
                                                    ----------   ----------

Provision for income taxes:
  Provision for federal income taxes - deferred       187,049        4,228
  Provision for state income taxes - deferred          57,258        2,285
                                                    ---------   ----------
                                                      244,307        6,513
                                                    ---------   ----------

Net income                                           $391,885     $ 23,957
                                                   ==========   ==========

Weighted-average number of common shares
  outstanding                                       4,001,285    4,031,285
                                                   ==========   ==========

Net income per common share                             $0.10        $0.01
                                                   ==========   ==========


                          STERITEK, INC. AND SUBSIDIARY
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1998         1997
                                                   ----------   ----------
Sales                                              $2,376,750   $1,275,648

Cost of sales                                       1,538,914      572,450
                                                   ----------   ----------
  Gross profit                                        837,836      703,198

Selling, general and administrative expenses          642,500      589,528
                                                    ----------  ----------
Operating income                                      195,336      113,670

Interest expense                                      (15,449)     (10,572)
                                                    ----------   ----------
Income before provision for income taxes              179,887      103,098
                                                     ----------  ----------

Provision for income taxes:
  Provision for federal income taxes - deferred         47,092      20,676
  Provision for state income taxes - deferred           16,190       7,733
                                                    ----------   ---------
                                                        63,282      28,408
                                                     ----------   --------
Net income                                            $116,605    $ 74,690
                                                    ==========   ==========

Weighted-average number of common shares
  outstanding                                       4,001,285    4,031,285
                                                   ===========   ==========

Net income per common share                             $0.03        $0.02
                                                   ===========   ==========


                  STERITEK, INC. AND SUBSIDIARY
                            (UNAUDITED)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Nine Months Ended
                                                            March 31,
                                                    -----------------------
                                                       1998        1997
                                                    ----------   ----------
Cash flows from operating activities:
   Net income                                         $391,885     $ 23,957
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization of machinery
        and equipment                                  271,929      260,181
     Amortization of physicians fax database                         75,120

     Changes in operating assets and liabilities:
        (Increase)decrease in trade accounts
          receivable                                  (274,341)       7,992
        (Increase) in inventories                      (28,064)         (75)
        Decrease in prepaid expenses
          and other assets                              23,438       18,633
        Decrease in deferred tax asset                 244,307        6,513
         Increase (decrease) in accounts payable
          and accrued expenses                         152,692      (28,204)
        (Decrease) increase in state income
          taxes payable                                 (2,643)      14,264
                                                      ---------   ----------

Net cash provided by operating activities              779,203      378,381
                                                    -----------  -----------
Cash flows from investing activities:
   Collections on note receivable                                     1,233
   Expenditures for purchase of machinery
     and equipment                                    (668,203)    (163,357)
                                                     ----------  -----------

Net cash (used in) investing activities               (668,203)    (162,124)
                                                     ----------  -----------
Cash flows from financing activities:
   Principal payments on long-term debt                (98,012)    (150,000)
   Principal payments on capital lease obligations     (68,916)     (51,342)
   Proceeds form officer's loan                         50,000            0
   Borrowings of long-term debt                        183,012            0
                                                    ----------   ----------
Net cash provided by (used in) financing
   activities                                           66,084     (201,342)
                                                    ----------   ----------

Net increase in cash                                   177,084       14,915

Cash at beginning of period                            212,127      296,429
                                                    ----------   ----------

Cash at end of period                                 $389,211     $311,344
                                                    ==========  ===========

Supplemental disclosures of cash flow
   information:
     Interest paid                                     $47,397      $35,963
                                                    ==========   ==========

                          STERITEK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1998


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

                  STERITEK, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Nine Months Ended March 31, 1998 as Compared to the Nine Months
Ended March 31, 1997

     Revenues for the nine months ended March 31, 1998 increased to $6,695,303 from $3,662,588 for the same period in 1997. Revenues for the nine months ended March 31, 1998 reflect a significantly increased level of activity in the Company's contract packaging and Physicians Fax Network business. March 31, 1998 revenues included approximately:
(i) $6,122,673 from contract packaging, as compared to $3,277,004 for the same period in 1997; and (ii) $572,630 from the Physicians Fax Network, as compared to $385,584 for the same period in 1997. The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 61.6% of sales (or $4,123,337) for the nine months ended March 31, 1998, as compared to 48.2% of sales (or $1,763,968) for the nine months ended March
31, 1997. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the nine months ended March 31, 1998 was 28.2% of sales (or $1,888,377), as compared to 50.2% of sales (or $1,832,187) for the nine months ended March 31, 1997. The decrease in SG&A as a percent of sales is principally a result of the increase in sales. SG&A, in dollar terms, remained relatively constant during the two periods.

     The Company reported net income for the nine months ended March 31, 1998 in the amount of $391,885 (or 5.8% of sales), as compared to net income of $23,957 (or 0.7% of sales) for the nine months ended March 31, 1997.

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

Three Months Ended March 31, 1998 as Compared to the Three Months
Ended March 31, 1997

     Revenues for the three months ended March 31, 1998 increased to $2,376,750 as compared to $1,275,648 for the same period in 1997. Revenues for the three months ended March 31, 1998 included approximately $2,188,933 from contract packaging and $187,817 from the Physicians Fax Network. For the three months ended March 31, 1997, the Company derived approximately $1,129,346 in revenues from contract packaging and $146,302 from the Physicians Fax Network.

     The Company's cost of sales were $1,538,914 (or 64.7% of sales) for the three months ended March 31, 1998 as compared to $572,450 (or 44.9% of sales) for the three months ended March 31, 1997. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1998 was $642,500 (or 27.0% of sales) as compared to $589,528 (or 46.2% of sales) for the three months ended March 31, 1997.

     Net income for the three months ended March 31, 1998
was $116,605 (or 4.9% of sales), as compared to net income of $74,690 (or 5.8% of sales) for the three months ended March 31, 1997.
The increase in net is principally attributable to the higher revenues for the period ended March 31, 1998.

     There were no other material changes in the results of operations in the Company's business.

Liquidity and Capital Resources

     The Company's working capital on March 31, 1998 was $919,887, as compared to $711,045 on June 30, 1997. The principal changes in the components of working capital are the increases in the Company's accounts receivable as a result of higher sales volume, and a related increase in trade accounts payable.

     On March 12, 1998, the Company executed a Note with the Bank of New York in the amount of $785,000, payable over four years at a fixed interest rate of 8.09%. The Note was issued to provide working capital and to refinance a loan on June 17, 1997, in the amount of $700,000 from the Bank of New York, payable monthly until June 17, 2002, at prime plus 1%.
The proceeds of the June 17, 1997 borrowing were used to retire prior indebtedness of the Company and to provide working capital for operations. On April 13, 1998, the Company executed am additional Note with the Bank of New York in the amount of $146,000, payable over three years at a fixed interest rate of 8.09%. The Note was issued to provide working capital to the Company.

     On March 12, 1998, the Company has obtained a line of credit from the Bank of New York in the amount of $250,000, at prime plus 1/2%. The Company has not drawn any funds on this line of credit as of the date hereof.

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

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Ex. 10.23 PROMISSORY NOTE TIME/INSTALLMENT (FIXED RATE), dated March 12, 1998 Ex. 10.24 PROMISSORY NOTE TIME/INSTALLMENT (FIXED RATE - LOANS NOT IN EXCESS
           OF $250,000), dated April 13, 1998
Ex. 10.25 MASTER PROMISSORY NOTE (PRIME RATE), dated March 12, 1998
Ex. 27    Financial Data Schedule

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

Date:  May 19, 1998