Form 10-K
period 1998-06-30
STERITEK INC
filed 1998-10-01
CIK 720831

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549

                          FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended...June 30, 1998.....................
                             OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 1998 was approximately $374,311 (by reference to the last reported transaction in the stock).

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [  ]     No  [  ]

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,636,285 shares of Common Stock on September 1, 1998

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

                           Part II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters....................   X

Item 6.    Selected Financial Data............................   X

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operation.......   X

Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk........................................   X

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

    Contract packaging services represented approximately 90%, 88% and 96% of the Company's consolidated sales revenues from continuing operations for the fiscal years ended June 30, 1998, 1997, and 1996, respectively. See Note 8 of the Notes to Consolidated Financial Statements.

Physicians Fax Network

     The Company, through its Physicians Fax Network, facilitates the communication between certain health care companies, regulatory agencies, and others, with physicians. Historically, this communication has been accomplished by time consuming and costly mailings. The Company, however, offers such persons the ability to send communications to physicians, at their offices during off-peak hours, via electronic facsimile transmission ("fax"), instead of the mail. This procedure provides immediate and cost effective communication to physicians, and also provides the sender with documentation that the communication was sent and received. The Physicians Fax Network is able to broadcast documents to hundreds of thousands of locations overnight. The Company believes that this service is particularly useful for drug manufacturers to send new drug, recall and other priority medical communications, as well as to facilitate other agencies, such as the American Medical Association ("AMA"), communication with physicians.

     The Company has access to the fax numbers, along with certain other data, of over 420,000 physicians and 44,000 pharmacists.
The fax transmissions are executed by the Company through selected service companies with whom the Company has an arrangement.

     The Company's Physician's Fax Network business represented approximately 10%, 12% and 4%, of its consolidated sales revenues from continuing operations for the fiscal years ended June 30,1998, 1997 and 1996, respectively.

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

     For the fiscal year ended June 30, 1998, Novartis Corporation, Johnson & Johnson and American Home Products each accounted for more than 10% of the Company's consolidated revenues. The loss of any of such customers could have a material adverse effect on the Company's business. For the fiscal years ended June 30, 1997 and 1996, Novartis Corporation accounted for an aggregate of 42% and 49%, respectively, and Johnson & Johnson accounted for an aggregate of 25% and 31%, respectively, of the Company's sales from contract packaging services. The Company's business with specific customers can vary significantly from year to year.

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

Employees

     As of September 1, 1998, the Company had approximately 200 employees, of whom 20 were engaged in executive, sales, technical and administrative functions, and 180 were engaged in production. None of the employees at the Company's facilities are represented by a union.
The number of persons employed by the Company fluctuates depending upon the volume of business. The Company considers its employee relations to be generally satisfactory, and has not experienced any work stoppages or labor shortages.

Item 2. Properties

     The Company leases 62,000 square feet of space for use as a packaging facility, corporate headquarters and sales and administrative offices located at 121 Moonachie Avenue, Moonachie, New Jersey 07074. Until November 1997, the Company leased on a month-to-month basis a 28,000 square foot building located at 106 McLean Boulevard, Paterson, New Jersey 07514, which houses packaging operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) On April 9, 1998, the Company held its annual meeting of shareholders.

     (b) The meeting involved the election of directors. The two directors nominated, Albert J. Wozniak and James K. Wozniak, were reelected as directors of the Company. The Company has no other members of the Board of Directors.

     (c) The only matter voted upon was the election of directors. The number of shares cast for the election of each of Albert J. Wozniak and James K. Wozniak was 2,964,908. No shares were voted against the election of such persons. 100,400 shares were not voted.

                           Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

    The Company's Common Stock is traded in the over-the-counter market. The market for the Company's Common Stock during the periods presented has been represented by low volume and limited or sporadic trades. Consequently, there are no relevant bid and asked prices for the Company's stock. Accordingly, a table presenting the high and low bid and asked prices for the Company's Common Stock
(published by the National Quotation Service, Inc.) has not been included.

     There were 138 holders of record of the Company's Common Stock as of September 1, 1998, which total does not include individual participants in security listings.

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

                         STERITEK, INC. & SUBSIDIARY
                           SELECTED FINANCIAL DATA
                                 For the Years Ended June 30,
                 ----------------------------------------------------------
                     1998       1997        1996(1)     1995        1994
                   ----------  ----------  ----------  ----------  ----------
OPERATING DATA:
Sales            $8,674,561  $4,907,504  $4,714,542  $5,095,103  $3,443,986

Costs of Sales    5,764,318   2,891,755   2,731,128   2,654,980   2,161,694

S G & A           2,003,603   2,200,257   2,392,864   1,975,165   2,095,596

Operating Income
(loss)              906,640   ( 184,508)   (409,450)    464,958    (813,304)

Income (loss) from
contin. operations  925,376     140,192    (523,882)    212,112  (1,037,968)

Income (loss) from
discont. operations       -    (67,427)     45,344     (66,738)     (2,169)

Net Income(loss)(2) 925,376       72,765    (478,538)    145,374  (1,040,137)

Net Income (loss)
 per share              .26         .02        (.13)        .04        (.29)

BALANCE SHEET DATA:
Assets           $3,929,825  $2,955,033  $2,309,256  $2,977,254  $2,940,774

Assets transferred
under contractual
agreement                 0           0      68,660      75,700     110,565

Net assets of
discont. operations       0           0           0     241,178     287,057

Current
 Liabilities      1,046,698   1,105,567     666,964     862,899   1,097,977

Long-term debt
and capital lease
obligations,
excl. current
maturities          669,102     567,067     432,658     426,183     300,000

Shareholders'
Equity            2,214,025   1,282,399   1,209,634   1,688,172   1,542,798

Working Capital   1,242,944     711,045     344,973     435,939     327,135
- -----------------------------

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

(2) In July 1991, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income
          Taxes." For the fiscal year ended June 30, 1994, the Company adjusted the deferred tax asset, resulting in an increase in net loss by $214,500 (($.06) per share). For the fiscal year ended June 30, 1996, the Company adjusted the deferred tax asset, resulting in an increase in net loss by $100,000 (($.03) per share). For the fiscal year ended June 30, 1997, the Company adjusted the deferred tax asset, resulting in a decrease in net loss by $361,400 ($.10 per share).
          For the fiscal year ended June 30, 1998, the Company adjusted the deferred tax asset, resulting in an increase in net income by $555,300 ($.15 per share). See Note 9 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below is based upon the restated income statement for the year ended June 30, 1995 as a result of the October 6, 1995 sale by the Company of its BioMedical Services business. See Note 1 to the Notes to Consolidated Financial
Statements.

Year Ended June 30, 1998 as Compared to the Year Ended June 30,
1997

     Revenues from continuing operations for the year ended
June 30, 1998 increased to $8,674,561 from $4,907,504 for the same period in 1997. Revenues for the year ended June 30, 1997 included $4,309,091 from contract packaging and $598,413 from the Physicians
Fax Network. Revenues for the year ended June 30, 1998 included $7,841,233 from contract packaging and $833,328 from the Physicians
Fax Network. The increase in contract packaging revenues is principally due to a higher level of contract packaging activity. The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 58.9% of sales
(or $2,891,755) for the year ended June 30, 1997, as compared to 66.4% of sales (or $5,764,318) for the year ended June 30, 1998. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the year ended June 30, 1997 was $2,200,257 (or 44.8% of sales), as compared to $2,003,603 (or 23.1% of sales) for the year ended June
30, 1998. The decrease in SG&A is principally a result of the Company's overall cost reduction efforts.

     Operating loss for the year ended June 30, 1997 was $184,508 as compared to income of $906,640 for the year ended June 30, 1998. The increase in operating income is principally attributable to the increase in contract packaging activity.

     In July 1991, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion 11) to an asset and liability approach. For the fiscal year ended June 30, 1998, the Company adjusted the deferred tax asset, resulting in an increase in net income by $555,300 ($.15 per share). See Note 9 to the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

     The Company's working capital on June 30, 1998 was $1,242,944. The Company's working capital on June 30, 1997, was approximately $711,045. The principal changes in the components of working capital are the increases in cash and inventories as a result of the increased contract packaging activity.


     On March 12, 1998, the Company executed a Note with the Bank of New York in the amount of $785,000, payable over four years at a fixed interest rate of 8.09%. The Note was issued to provide working capital and to refinance a loan on June 17, 1997, in the amount of $700,000 from the Bank of New York, payable monthly until June 17, 2002, at prime plus 1%. The proceeds of the June 17, 1997 borrowing were used to retire prior indebtedness of the Company and to provide working capital for operations. On April 13, 1998, the Company executed an additional Note with the Bank of New York in the amount of $146,000, payable over three years at a fixed interest rate of 8.09%. The Note was issued to provide working capital to the Company.

     On March 12, 1998, the Company obtained a line of credit from the Bank of New York in the amount of $250,000, at prime plus 1/2%. The Company has not drawn any funds on this line of credit as of the date hereof.

     On April 30, 1997, the Company borrowed $50,000 from Albert J. Wozniak, the Chairman and Chief Executive Officer of the Company.
The loan bears interest at 8.5% per annum, and is payable by the Company on demand. On May 31, 1997, the Company borrowed an additional $50,000 from Mr. Wozniak. The May 31, 1997 loan bears interest at 8.5% per annum, and is payable by the Company on demand. The loans were repaid during the fourth quarter of fiscal year ending June 30, 1998. The proceeds of the loans were used by the Company for working capital purposes.

     The Company believes that funding for anticipated operations and capital needs will come from existing working capital and anticipated future operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company has no market risk sensitive instruments. The amounts included in the balance sheet at June 30, 1998 for cash and cash equivalents, accounts receivable, prepaid expenses and other assets, and accounts payable and accrued expenses approximated fair value due to the short term nature of these instruments. The carrying amount of long term debt, capital lease obligations and loan payable-stockholder approximate fair value based on borrowing rates currently available to the Company.

Item 8.  Financial Statements and Supplementary Data.

                      STERITEK, INC. AND SUBSIDIARY

                              JUNE 30, 1998

                      STERITEK, INC. AND SUBSIDIARY

                              JUNE 30, 1998

                                CONTENTS



Independent Auditor's Report

Consolidated Financial Statements:

  Consolidated Balance Sheets

  Consolidated Statements of Income

  Consolidated Statements of Stockholders' Equity

  Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

          I. WEISMANN ASSOCIATES
              CERTIFIED PUBLIC ACCOUNTANTS

                                                      PO BOX 2207
                                        MORRISTOWN, NJ 07962-2207

                                                   (973) 984-8900


                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of STERITEK, INC. AND SUBSIDIARY

     We have audited the Consolidated Balance Sheets of Steritek, Inc. and Subsidiary as of June 30, 1998 and 1997, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Steritek, Inc.
and Subsidiary as of June 30, 1996 were audited by other auditors whose report dated August 22, 1996, expressed an unqualified opinion on those statements.

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

     In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the financial position of Steritek, Inc. and Subsidiary as of June 30, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                          /s/ I. Weismann Associates
                                          ----------------------------
                                          CERTIFIED PUBLIC ACCOUNTANTS

August 7, 1998

                        STERITEK, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                         June 30,
                                               ---------------------------
                                                    1998          1997
                                                ------------   ------------
Current assets:
  Cash and cash equivalents                     $  557,565        212,127
  Accounts receivable, (less allowances
   for doubtful accounts of $7,098 and
   $4,895 in 1998 and 1997, respectively)          863,843        904,425
  Inventories (Note 2)                             352,715        190,341
  Prepaid expenses and other assets                 93,219         79,719
  Deferred tax asset (Note 9)                      422,300        430,000
                                                ----------     ----------
        Total current assets                     2,289,642      1,816,612
                                                ----------     ----------
Property, equipment and
Improvements - at cost (Note 4):
  Machinery and equipment                        2,699,214      2,220,885
  Leasehold improvements                           707,204        521,060
  Capital leases                                   300,173        283,150
  Office furniture and equipment                   162,234         88,861
                                                ----------     ----------
        Total                                    3,868,825      3,113,956

Less: accumulated depreciation and
 amortization                                    2,294,054      2,057,921
                                                ----------     ----------
        Net property, equipment
          and improvements                       1,574,771      1,056,035
                                                ----------     ----------
Other assets - Security deposits                    65,412         82,836
                                                ----------     ----------

        Total                                   $3,929,825     $2,955,033
                                                ==========     ==========







     The accompanying notes are an integral part of these statements.

                        STERITEK, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        June 30,
                                               ---------------------------
                                                    1998           1997
                                               ------------   ------------
Current liabilities:
  Accounts payable                              $  525,613     $  536,324
  Accrued expenses                                 256,901        210,077
  Current portion:
    Long-term debt (Note 3)                        222,154        140,000
    Capital lease obligations (Note 4)               9,939         83,894
  Loan payable - stockholder (Note 5)                    -        100,000
  Income taxes                                      32,091         35,272
                                                ----------     ----------

        Total current liabilities                1,046,698      1,105,567

Long-term debt liabilities:
     Long-term debt (Note 3)                       659,663        560,000
     Capital lease obligations (Note 4)              9,439          7,067
                                                ----------     ----------

        Total liabilities                        1,715,800      1,672,634
                                                ----------     ----------
Commitments (Note 6)

Stockholders' equity:
  Preferred stock, no par value, authorized
   2,000,000 shares; none issued                         -              -
  Common stock, no par value, authorized
   5,000,000 shares; issued and outstanding
   3,636,285 shares (Note 7)                       647,094        640,844
  Retained earnings                              1,566,931        641,555
                                                ----------     ----------

        Total stockholders' equity               2,214,025      1,282,399
                                                ----------     ----------
            Total liabilities and
            stockholders' equity                $3,929,825     $2,955,033
                                                ==========     ==========



      The accompanying notes are an integral part of these statements.

                       STERITEK, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME
                                               Years Ended June 30,
                                     -----------------------------------
                                        1998         1997        1996
                                     ----------   ----------  ----------
Sales - net                          $8,674,561   4,907,504    4,714,542
Cost of sales                         5,764,318   2,891,755    2,731,128
                                     ----------   ----------  ----------

Gross profit                          2,910,243   2,015,749    1,983,414
Selling, general and administrative
 expenses                             2,003,603   2,200,257    2,392,864
                                     ----------   ----------  ----------
Operating income (loss)                 906,640    (184,508)    (409,450)

Other income                            112,644      11,146       42,089
Interest expense                        (67,295)    (47,846)     (56,521)
                                      ---------    ---------    --------
Income (loss) before taxes              951,989    (221,208)    (423,882)
                                      ---------    ---------    --------
Income taxes (Note 9):
   Increase (decrease) in valuation
     of the deferred tax asset          555,300     361,400     (100,000)
   Current:
     Federal                           ( 15,755)          -            -
     State                             (  3,158)          -            -
   Deferred:
     Federal                           (458,000)          -            -
     State                             (105,000)          -            -
                                      ---------   ----------   ---------
         Total                          (26,613)    361,400     (100,000)
                                      ---------   ----------  ----------
Income (loss) from operations           925,376     140,192     (523,882)
                                      ---------    ---------   ---------
Discontinued operations:
  Income (loss) from discontinued
    operations of Bio Medical
    Services (Note 1)                         -     (67,427)       5,346
  Gain on sale of Sterimed, Inc.              -           -       39,998
                                      ---------    ---------   ---------
         Total                                -     (67,427)      45,344
                                       --------     --------    --------

Net income (loss)                    $  925,376    $ 72,765     (478,538)
                                     ==========    =========   =========

      The accompanying notes are an integral part of these statements.

                       STERITEK, INC. AND SUBSIDIARY

                                             Years Ended June 30,
                                     -----------------------------------
                                        1998        1997        1996
                                     ----------   ---------   ----------
Earnings per common share:
Weighted-average number of
 common and common equivalent
 shares outstanding                   3,596,700   3,586,285    3,586,285
                                     ==========   =========   ==========
Earnings (loss) per share:
 Income from continuing operations   $     0.26   $    0.04        (0.14)
 Discontinued operations                N/A           (0.02)        0.01
                                     ----------  ----------   ----------
Net income (loss) per common and
 common equivalent share             $     0.26       $0.02       $(0.13)
                                     ==========   =========   ==========


As of June 30, 1998, 400,000 options to purchase common stock were outstanding, priced at $.125 to $1.50, but were not included in the computation of diluted earnings per share since the options' exercise price equalled or exceeded management's estimate of the average market price of common shares at June 30, 1998. (See Note
1).



















     The accompanying notes are an integral part of these statements.

                         STERITEK, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                   Common Stock
                                   No Par Value       Retained
                               --------------------
                                 Shares     Amount    Earnings     Total
                               ----------  --------  ----------  --------
Balance, June 30, 1995          3,586,285  $640,844  1,047,328   1,688,172

Net loss year ended
  June 30, 1996                         -         -   (478,538)   (478,538)
                               ----------  --------  ---------   ---------
Balance, June 30, 1996          3,586,285  $640,844    568,790   1,209,634

Net income year ended
  June 30, 1997                         -         -     72,765      72,765
                               ----------  --------  ---------  ----------
Balance, June 30, 1997          3,586,285  $640,844    641,555   1,282,399

Common stock issuance              50,000     6,250                  6,250

Net income year ended
  June 30, 1998                         -         -    925,376     925,376
                                ---------  --------  ---------   ---------
 Balance, June 30, 1998         3,636,285  $647,094  1,566,931   2,214,025
                                ========== ========  =========   =========



















      The accompanying notes are an integral part of these statements.

                       STERITEK, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended June 30,
                                    --------------------------------------
                                       1998          1997         1996
                                    ----------    ----------   -----------
Cash flows from operating activities:
 Net income (loss)                  $  925,376   $   72,765   $  (478,538)
 Adjustments to reconcile net
  income(loss) to net cash
  provided by operating activities:
   Depreciation and amortization       360,019      364,052       326,715
   Amortization of patents and
    excess of cost over net assets
    of business acquired                     -            -         1,029
   (Gain) loss on sale of Sterimed, Inc.     -       67,427       (39,998)
   (Increase) decrease in valuation
    of the deferred tax asset         (555,300)    (361,400)      100,000
   Deferred taxes                      563,000            -             -
   Amortization of Physicians Fax
    Network                                  -      100,159       100,158
   Uncollectible accounts                    -            -        19,511
 Changes in assets and liabilities:
   Accounts receivable                  40,582     (425,921)      116,829
   Inventories                        (162,374)     (83,233)       27,269
   Prepaid expenses and other assets   (13,502)     (18,423)         (508)
   Assets transferred under
     contractual arrangement                 -        1,233         7,100
   Net assets of discontinued segment        -            -       (25,795)
   Accounts payable and accrued
     expenses                           36,113      378,551        48,152
   Income taxes                         (3,181)      35,272             -
                                    ----------    ---------     ---------
Net cash provided by operating
   activities                        1,190,733      130,482       201,924
                                    ----------    ---------     ---------
Cash flows from investing activities:
   Increase (decrease) security
    deposits                            16,974      (22,035)            -
   Expenditures for purchase of
    machinery and equipment           (878,753)    (351,938)     (231,545)
   Officer's loan:
    Proceeds                            50,000      100,000             -
    Payments                           150,000            -             -
   Proceeds from sale of
     discontinued operation                  -            -       300,000
                                    ----------    ---------     ---------
Net cash provided (used) by
  investing activities                (961,779)    (273,973)       68,455
                                    ==========    =========     =========

      The accompanying notes are an integral part of these statements.

                         STERITEK, INC. AND SUBSIDIARY

                                               Years Ended June 30,
                                      --------------------------------------
                                         1998         1997        1996
                                      ---------    ---------    --------
Cash flow from financing activities:
    Principal payments:
      Long-term debt                 $ (749,183)    (581,667)    (450,000)
      Capital lease obligations         (88,606)     (59,144)     (87,612)
    Borrowings:
      Long-term debt                    931,000      700,000      300,000
      Capital lease obligations          17,023            -            -
    Common stock issuance                 6,250            -            -
                                      ---------     --------     --------
      Net cash provided (used) by
        financing activities:           116,484       59,189     (237,612)
                                      ---------     --------     --------

Net increase (decrease) in cash
  and cash equivalents                  345,438      (84,302)      32,767

Cash and cash equivalents:
  Beginning                             212,127      296,429      263,662
                                       --------     --------     --------

  Ending                               $557,565      212,127      296,429
                                       ========     ========     ========

Supplemental disclosure of cash
 flow information:

  Interest paid                        $ 67,295       47,846       56,521
                                       ========     ========     ========











       The accompanying notes are an integral part of these statements.

                      STERITEK, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 1998, 1997, AND 1996


NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

BUSINESS DESCRIPTION:
- --------------------

The Company's principal business is providing contract packaging services and promotional materials assembly for distribution by the pharmaceutical, medical and the personal health and beauty industries. The Company is also engaged in the communication, on behalf of pharmaceutical companies and others, of medically oriented information to physicians through its Physicians Fax Network (PFN). Sterimed, Inc., a wholly owned subsidiary, was a manufacturer and supplier of products and accessories for electron microscopes used in laboratories, whose assets were sold in October 1995. On April 9, 1998 the corporate charter of Sterimed,
Inc. was dissolved pursuant to the laws of the State of Delaware.
The Company's distribution business involving the distribution of its Intracranial Pressure Monitors (ICP) through its Bio Medical
Services segment was discontinued in October 1995.

DISCONTINUED OPERATION:
- ----------------------

On October 6, 1995, the Company sold all assets used in their electron microscope business subject to all the liabilities of Sterimed, Inc., collectively with the Bio Medical Services
Segment, to a former director/employee. The aggregate purchase price was $600,000 for Sterimed, Inc.'s electron microscope business and Bio Medical Services ICP business; paid $300,000 in cash, and $300,000 by a non-interest bearing note due in monthly installments, equal to 10% of future gross receipts of ICP. The note receivable balance of $67,427 was written off during the fiscal year ended
June 30, 1997 due to the uncertainty of its collectability. The sale of Bio Medical Services has not been considered a sale for accounting purposes and the gain on disposal of the ICP business not recognized.

Gain of the sale of Sterimed, Inc.'s electron microscope business was $39,998.

Operating results of the Bio Medical Services Segment for the period July 1, 1995 to October 6, 1995 are shown separately in the accompanying consolidated statements of income for the year ended
June 30, 1996.

                   STERITEK, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

PRINCIPLES OF CONSOLIDATION:
- ---------------------------

The consolidated financial statements include the accounts of Steritek, Inc. and Sterimed, Inc., a wholly owned subsidiary (inactive). All material intercompany balances and transactions during their active years have been eliminated. On April 9, 1998 the corporate charter of Sterimed, Inc. was dissolved pursuant to the laws of the State of Delaware.

USE OF ESTIMATES:
- ----------------

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

CONCENTRATION OF CREDIT RISK:
- ----------------------------

The Company maintains a bank account balance as of June 30, 1998, which exceeds the FDIC insured limit by $431,455.

Credit sales are made to customers in the normal course of business and are unsecured.

   For the year ended June 30, 1998, the four largest customers accounted for approximately 78% of net sales; five customers accounted for approximately 55% of accounts receivable at June 30, 1998.

   For the year ended June 30, 1997, the three largest customers accounted for approximately 67% of net sales; five customers accounted for approximately 85% of accounts receivable at June 30, 1997.

CASH AND CASH EQUIVALENTS:
- -------------------------

For purposes of the consolidated financial statements, the Company considers all highly liquid investments with a ninety day or less maturity to be cash equivalents.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   JUNE 30, 1998, 1997 and 1996

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

INVENTORIES:
- -----------

Valued at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

PROPERTY, EQUIPMENT AND IMPROVEMENTS AND RELATED DEPRECIATION AND
- -----------------------------------------------------------------
AMORTIZATION:
- ------------

Property, equipment and improvements - Stated at cost. Expenditures for major repairs and replacements that extend the useful lives of the property and equipment are capitalized. Upon retirement or other disposition, the costs and related accumulated depreciation and/or amortization are removed from the accounts with gain or loss recognized in income. Cost of maintenance and repairs are charged to expense as incurred.

Depreciation and amortization - Calculated under the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                                                    Years
                                                    -----
Equipment held under capital lease                  5 - 10
Machinery and equipment                             5 - 10
Furniture, fixtures and office equipment            5 - 7
Leasehold improvements                              5 - 39


The accelerated cost recovery and modified accelerated cost recovery systems are utilized for federal and state income tax purposes and for assets acquired subsequent to December 31, 1980. The tax effect of the greater expense allowable under this method has been provided for in the financial statements as deferred taxes.

Depreciation and amortization was $360,019, $364,052 and $326,715 for the years ended June 30, 1998, 1997 and 1996, respectively.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996


NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

PHYSICIANS FAX NETWORK:
- ----------------------

Marketing communication system utilizing electronic facsimile transmission acquired June 30, 1993 for $527,000. During the year ended June 30, 1994, the asset was reduced by $226,525 due to poor performance in the delivery of the originally agreed upon network. Amortization was not recorded for the year ended June 30, 1994, because the network was not operational, and accordingly, not placed in service until the year ended June 30, 1995. During the years ended June 30, 1997 and 1996, amortization of $100,159 and $100,158 was charged to operations, based on a three-year life.

COMPENSATED ABSENCES:
- --------------------

    Employees are entitled to paid vacations, sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying balance sheets. The Company's policy is to recognize these costs when paid.

INCOME TAXES:
- ------------

Accounted for in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," wherein the asset and liability method is used. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment and improvements, goodwill, allowance for doubtful accounts and net operating loss carryforwards.

A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations. Accordingly, the Company has provided a valuation allowance (based on estimated future taxable income) for the portion of the total deferred income tax asset that will not be realized as related to the operating loss carryforward. It is management's belief that a substantial portion of the loss carryforward will be used in the subsequent fiscal year and therefore the valuation allowance recorded in the prior years has been decreased accordingly.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

NET INCOME (LOSS) PER SHARE:
- ---------------------------

Net income per common and common equivalent share was computed by dividing net income by the weighted-average number of common shares and equivalents (stock options) outstanding during the year ended June 30, 1998 and 1997. Net loss per common and common equivalent share was computed by dividing net loss by the weighted average number of common shares outstanding during the year ended June 30, 1996.

STOCK BASED COMPENSATION:
- ------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, the Company is not required to adopt the fair value method of accounting for employee stock-based transactions. The Company is permitted to continue to account for such transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", but commencing during the first quarter of fiscal 1997 was required to disclose in a note to the consolidated financial statements proforma net income, and per share amounts as if the Company had applied the method of accounting as required in SFAS No. 123. The adoption of this new requirement did not effect the Company's consolidated financial statements, nor was there any effect on proforma net income.

FAIR VALUE OF FINANCIAL INSTRUMENTS:
- -----------------------------------

The amounts included in the balance sheet at June 30, 1998 for cash and cash equivalents, accounts receivable, prepaid expenses and other assets, and accounts payable and accrued expenses approximated fair value due to the short term nature of these instruments. The carrying amount of long term debt, capital lease obligations and loan payable-stockholder approximate fair value based on borrowing rates currently available to the Company.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996

NOTE 2 - INVENTORIES:

                                             1998          1997
                                           --------      --------
Raw materials                              $352,715       190,341
                                           ========       =======

NOTE 3 - LONG-TERM DEBT:

Bank of New York:
 Payable in monthly installments of
 $19,197 including interest at 8.09%
 through March 2002; secured by
 substantially all assets.                 $743,022             -

 Payable in monthly installments of
 $4,581, including interest at 8.09%
 through April 2000; secured by
 substantially all assets.                  138,795             -

 Payable in monthly installments of
 $11,667 plus interest at bank base rate
 plus 1% through June 2002; secured by
 substantially all assets and personally
 guaranteed by the President. Refinanced
 March 12, 1998.                                  -       700,000
                                           --------      --------
             Total                          881,817       700,000
 Less:  Current portion                     222,154       140,000
                                           --------      --------
  Long-term portion                        $659,663       560,000
                                           ========      ========

Maturities at June 30, 1998:
   Years Ending June 30
   --------------------
         1999                                 $222,154
         2000                                  240,773
         2001                                  251,797
         2002                                  167,093
                                              --------
                Total                         $881,817

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996

NOTE 4 - CAPITAL LEASE OBLIGATIONS:

                                                1998            1997
                                              --------        -------
Machinery and equipment:
  payable in monthly installments of $402,
  including interest at 9.9%; maturing
  January 2000                                $  7,068         11,015

  payable in monthly installments of $292,
  including interest at 15.17%; maturing
  August 2000                                    6,444              -

  payable in monthly installments of $288,
  including interest at 12.6%; maturing
  July 2000                                      5,866              -

  payable in monthly installments of $6,661,
  non-interest bearing; matured December 1997        -         79,946
                                              --------        -------
      Total                                     19,378         90,961
Less:  Current portion                           9,939         83,894
                                              --------        -------
   Long-term portion                           $ 9,439          7,067
                                              ========        =======

Maturities at June 30, 1998:
  Years Ending June 30
  --------------------
       1999                                    $ 9,939
       2000                                      8,864
       2001                                        575
                                               -------
         Total                                 $19,378
                                               =======

NOTE 5 - LOAN PAYABLE - STOCKHOLDER:

Interest at 8.5%; payable on demand.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996


NOTE 6 - COMMITMENTS:

LEASES
- ------

The Company leases its operating and corporate facilities under an operating lease expiring in 2004 with provision for additional payments for annual rent increases in real estate taxes and insurance. A warehouse facility was leased on a month to month basis from October 1992, to November 1997. Total rent expense amounted to $308,299, $353,421 and $356,973 for the years ended June 30, 1998, 1997 and 1996, respectively. The rent expense for discontinued operations was immaterial. Rent for its corporate facilities were in arrears in the amount of $18,716 (accrued in the current year).

Future minimum lease commitments:

        Years Ending
           June 30              Amount
        ------------            ------
            1999             $  267,224
            2000                273,463
            2001                279,702
            2002                285,940
            2003                273,893
            Thereafter          322,852
                             ----------
                     Total   $1,703,074
                             ==========

LOAN PAYABLE - BANK
- -------------------

Established line of credit of $250,000 with The Bank of New York with interest payable at prime plus one half percent. There was no outstanding balance at June 30, 1998 and 1997.

EMPLOYMENT CONTRACT
- -------------------

Agreement for period of ten years commencing March 1, 1998 and ending February 28, 2008, covering an officer of the Company and providing incentive compensation in addition to annual salary of $125,000 plus annual increases of no less than five percent.

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996


NOTE 7 - STOCK OPTIONS:

Plan adopted on June 24, 1992, authorizing the granting to certain individuals performing services for the Company of either incentive or nonqualified stock options to purchase up to 400,000 shares of common stock. Nonqualified options to purchase 150,000 shares were issued on this date to the directors/employees of the Company. The exercise price of $.50 per share was the Company's estimate of the market value at that date. The options became exercisable on December 24, 1992 and expire on June 24, 2002.

On December 16, 1992, nonqualified options to purchase 10,000 shares were issued to a director/employee of the Company. The exercise price of $1.00 per share was the Company's estimate of the market value at that date. The options became exercisable on June 16, 1993 and expire on December 16, 2002.

On August 19, 1993, nonqualified options to purchase 210,000 shares were issued to the directors/employees of the Company. The exercise price of $1.50 per share was the Company's estimate of the market value at that date. The options became exercisable on February 29, 1994 and expire on August 19, 2003.

On September 29, 1993, nonqualified options to purchase 20,000 shares were issued to an employee. The exercise price of $1.50 per share was the Company's estimate of the market value at that date. The options became exercisable on February 19, 1994 and expire on August 29, 2003.

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

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996

NOTE 7 -STOCK OPTIONS (Continued):
On February 5, 1997 the Board of Directors approved and ratified the repricing of 10,000 options issued December 16, 1992, 55,000 options issued August 19, 1993 and 20,000 options issued September 29, 1993 to a new option price of $.125.

On March 26, 1998 options to purchase 50,000 shares of the Company's common stock were exercised at $.125 per share by a former employee.

On June 24, 1998 nonqualified options to purchase 35,000 shares of the Company's stock were issued to a director of the Company. The exercise price of $.25 per share was the Company's estimate of the market value at that date.

On June 24, 1998 the board of directors approved and ratified the repricing of 35,000 options issued to a director on August 19, 1993 to a new option price of $.25.

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

The following summarizes information relative to stock option plans:
                                          1998        1997       1996
                                          ----        ----       ----
Options outstanding at beginning
    of fiscal year                       455,000     445,000    390,000
Options granted                           35,000      50,000    100,000
Options cancelled                        (40,000)    (40,000)   (45,000)
Options exercised                        (50,000)          -          -
                                       ---------   ---------  ---------
Options outstanding at end of
    fiscal year                          400,000     455,000    445,000
                                       =========   =========  =========
Option prices per share:
    Granted                                  .25           -        .25
                                       =========   =========  =========
    Exercised                               .125           -          -
                                       =========   =========  =========
    Cancelled                          .125-1.50    .50-1.25  1.00-1.50
                                       =========   =========  =========
    Exercise price of options
    outstanding at end of fiscal year  .125-1.50  .125-1.50    .25-1.50
                                      ========== ==========  ==========

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996

NOTE 8 - SEGMENT INFORMATION:

The Company's operations are divided into two business segments: Contract Packaging and Physicians Fax Network (see Note 1).

Operations by business segments:
                                            Year Ended June 30, 1998
                                         --------------------------------
                                         Physicians
                                            Fax      Contract
                                          Network    Packaging    Total
                                         ---------   ---------  ---------
Sales                                     $833,328   7,841,233  8,674,561
Operating income                           109,769     796,871    906,640
Depreciation and amortization                    -     360,019    360,019
Aggregate carrying amount of
  identifiable assets                            -   3,929,825  3,929,825
Additions to machinery and equipment             -     637,170    637,170

                                            Year Ended June 30, 1997
                                         --------------------------------
                                         Physicians
                                            Fax      Contract
                                          Network    Packaging    Total
                                         ---------   ---------  ---------
Sales                                     $598,413   4,309,091  4,907,504
Operating loss                             (62,070)   (122,438)  (184,508)
Depreciation and amortization              100,159     263,893    364,052
Aggregate carrying amount of
  identifiable assets                            -   2,955,033  2,955,033
Additions to machinery and equipment             -     351,938    351,938

                                            Year Ended June 30, 1996
                                        --------------------------------
                                        Bio Medical  Contract
                                         Services   Packaging    Total
                                        ----------- ---------  ---------
Sales                                    $193,797   4,520,745  4,714,542
Operating income (loss)                     5,346    (414,796)  (409,450)
Depreciation and amortization               1,029     325,686    326,715
Aggregate carrying amount of
   identifiable assets                          -   2,309,256  2,309,256
Additions to machinery and equipment            -     231,545    231,545

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996

NOTE 9 - INCOME TAXES:

Deferred tax asset of $422,300 at June 30, 1998 consisted of the following components.

                                                              Deferred Tax
                                       Temporary                 Asset
                                       Difference   Tax Rate  (Liability)
                                      -----------   --------  ------------
Allowance for doubtful accounts       $     7,100     43%         3,050
Accumulated depreciation                  (92,200)    43%       (39,650)
Benefit of remaining operating
  loss carryforward                     1,799,700     34%       611,900
Less: valuation allowance                (450,000)    34%      (153,000)
                                      -----------             ---------
      Totals                          $ 1,264,600               422,300
                                      ===========             =========

At June 30, 1998 net operating loss (NOL) carryforwards of approximately $1,799,700 were available, expiring on various dates from 1999 through 2011.

The valuation allowance as of June 30, 1998 was increased by $555,300 because management believes that the current profit level will continue and they will utilize most of the NOL carryforwards.

The deferred tax asset of $430,000 at June 30, 1997, consisted of the following components:

                                                              Deferred Tax
                                       Temporary                 Asset
                                       Difference   Tax Rate  (Liability)
                                      -----------   --------  ------------
Allowance for doubtful accounts       $     5,000     43%         2,150
Accumulated depreciation                  171,860     43%        73,900
Benefit of remaining operating
  loss carryforward                     2,900,000     43%     1,247,000
Less: valuation allowance              (2,076,860)    43%      (893,050)
                                      -----------             ---------
      Totals                          $ 1,000,000               430,000
                                      ===========             =========

At June 30, 1997 net operating loss (NOL) carryforwards of approximately $3,163,000 were available, expiring on various dates from 1998 through 2011.

The valuation allowance as of June 30, 1997 was decreased by $361,400 ($.10 per share) due substantially to a change in judgement concerning the realization of the related deferred tax asset in the subsequent year.

                  STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996

NOTE 9 - INCOME TAXES (continued):

The deferred tax asset of $68,600 at June 30, 1996 consisted of the following components:

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

The reconciliation of taxes at statutory rates to provision for taxes follows:

                                          1998        1997       1996
                                          ----        ----       ----
Income (loss) before tax              $  951,989    (221,208) (423,882)
                                       =========     =======    =======
Expected tax at statutory rates          410,250           -          -
Decrease (increase) resulting from
 tax effect of:
    Valuation of deferred tax asset        7,700    (361,400)   100,000
    Utilization of loss carryforwards   (517,704)          -          -
Effect of nondeductible expenses-net     126,367           -          -
                                        --------     -------    -------
Income taxes                            $ 26,613    (361,400)   100,000
                                        ========    ========    =======

                   STERITEK, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996


NOTE 9 - INCOME TAXES (continued):

The Company is currently being examined by the State of New Jersey for the years ended June 30, 1993 through 1997. Management believes that any adjustment will be immaterial. Additionally, Federal income tax returns for the years ended June 30, 1995 through 1998 are subject to review by the Internal Revenue Service.

NOTE 10   FOURTH QUARTER 1996 ADJUSTMENTS (UNAUDITED):

The Company revised its accounting for the disposition of its Intracranial Pressure Monitor (ICP) business and accordingly, an adjustment in the amount of $236,099 ($.07 per share) was recognized to reduce the previously reported gain on disposal.

The Company also revised its estimate of the valuation allowance for income taxes and recognized an adjustment amounting to $100,000 ($.03) per share) to reduce the previously reported deferred tax asset.

NOTE 11 - SUBSEQUENT EVENTS:

On July 1, 1998 nonqualified options to purchase 35,000 shares of the Company's stock were issued to a director of the Company.
The exercise price of $.25 per share was the Company's estimate of the market value at that date.

On July 1, 1998 the board of directors approved and ratified the repricing of 35,000 options issued to a director on August 19, 1993 to a new option price of $.25.

                              Part III

Item 10.  Directors and Executive Officers


    The following table sets forth certain information relating to the directors, executive officers and certain significant employees of the Company:

      Name                            Age     Position
      ----                            ---     --------
Albert J. Wozniak...................   60   Chairman, Chief
                                            Executive Officer,
                                            President
James K. Wozniak....................   36   Director, Vice
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

    Mr. Albert J. Wozniak has been Chairman of the Board, Chief
Executive Officer and President of the Company since 1986.
Albert J. Wozniak is the father of James K. Wozniak.

    Mr. James K. Wozniak, a director of the Company since 1991, has been a Vice President of the Company since 1991, and Secretary since 1992. James Wozniak is the son of Albert J.
Wozniak.

Item 11.  Executive Compensation

    Set forth below is disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the named executive officer by any person for all services rendered in all capacities to the Company and its subsidiaries, unless otherwise specified.

                      Summary Compensation Table

      The table below sets forth information concerning compensation paid to the named officers during the last fiscal year.

                                                Long Term Compensation
                                                ----------------------
                     Annual Compensation          Awards        Payouts
                     -------------------        ------------   --------

                                     Other          Securities
Name and                             Annual Restrct Underlying        All
Principal    Fiscal  Salary   Bonus   Comp.   Stock   Options/  LTIP   Other
Position      Year    ($)     ($)      ($)     Awrds   SARs(#)   Payout Comp.
- ---------    ------  ------   -----   ------   ------  -------  ------ ------

Albert J.    1998   245,200 30,000      -       -      35,000     -     -
 Wozniak     1997   250,000    -        -       -      15,000     -     -
Chairman,    1996   200,000    -        -       -      20,000     -     -
CEO and
President

James K.     1998   115,351    -        -       -      35,000     -     -
 Wozniak     1997      *       -        -       -      10,000     -     -
Vice Pres.,  1996      *       -        -       -      20,000     -     -
and Secretary

* - Less than $100,000.


                         Option/SAR Grants Table

    The table below sets forth information concerning the grant of stock options to the named officers during the last fiscal year.

                    Option/SAR Grants in Last Fiscal Year
- ---------------------------------------------------------------------------
                                                 Potential
                                              Realizable Value
                                              at Assumed Annual Alternative
                                               Rates of Stock    to (f) and
                                             Price Appreciation  (g): Grant
           Individual Grants                   for Option Term   Date Value
- --------------------------------------------   ----------------  ----------
  (a)       (b)        (c)      (d)     (e)      (f)       (g)      (h)
                      % of
         Number of    Total
         Securities  Options
         Underlying Granted to                                     Grant
          Options   Employees Exercise Expira-                      Date
          Granted   In Fiscal  Price    tion                       Present
 Name       (#)        Year    ($/Sh)   Date    5%($)     10%($)   Value $
- -------- ----------  --------- -------- ------- -------  -------  --------
Albert J.
 Wozniak   35,000        50%     $.25   6/24/08  $5,503   $13,945

James K.
 Wozniak   35,000        50%     $.25   6/24/08  $5,503   $13,945


               Aggregate Options Exercised in Last Fiscal Year
                      and Fiscal Year-End Option Values

    The table below sets forth information concerning exercises of stock options by the named officers during the last fiscal year and the fiscal year-end value of the named officer's unexercised options.


                                              Number of       Value of
                                             Unexercised     Unexercised
                                             Options at      In-the-Money
                                               FY-End         Options at
                   Shares         Value          (#)           FY-End ($)
                 Acquired on    Realized     Exercisable/    Exercisable/
     Name        Exercise (#)     ($)        Unexercisable   Unexercisable
     ----        ------------   ---------    -------------   -------------
    Albert J.         -            -        180,000/35,000   $4,062/$2,188
    Wozniak

    James K.          -            -         65,000/35,000   $3,125/$2,188
    Wozniak


                       Compensation of Directors

    Directors are awarded options to purchase Common Stock of the Company pursuant to the Stock Option Plan for their services as a director. For the fiscal year ended June 30, 1998, options to purchase 35,000 shares of common stock previously granted to Mr. Albert J. Wozniak were repriced from an exercise price of $1.50 per share to $.25 per share, and options to purchase 35,000 shares of common stock at $.25 per share were awarded to Mr. James K. Wozniak. $.25 per share was determined by the Company to be the fair market value of a share of common stock on the date of grant (June 24, 1998). For the fiscal year ending June 30, 1999, options to purchase 35,000 shares of common stock previously granted to Mr. Albert J. Wozniak were repriced from an exercise price of $1.50 per share to $.25 per share, and Mr. James K. Wozniak was awarded options to purchase 35,000 shares of common stock at $.25 per share. $.25 per share was determined by the Company to be the fair market value of a share of common stock on the date of grant (July 1, 1998). Under the terms of the Stock Option Plan, the maximum amount of options awarded to a director in a year, for his or her services as such, cannot exceed options to purchase 35,000 shares of Common Stock.

                        Employment Contracts

    No executive officer of the Company is a party to an employment agreement, termination of employment or change in control arrangement, or any other compensatory plan or arrangement. The Company has entered into an employment contract with James K. Wozniak, an officer of the Company. The contract is for a period of ten years commencing March 1, 1998 and ending February 28, 2008, and provides incentive compensation in addition to annual salary of $125,000 plus annual increases of no less than five percent.

                    Report on Repricing of Options

    The table below sets forth information concerning the repricing of stock options held by the named directors/officers during the last ten completed fiscal years.

                         Ten Year Option Repricings
                                                               Length of
                 Number of  Market Price  Exercise             Original
                 Securities of Stock at   Price at            Option Term
                 Underlying   Time of     Time of             Remaining at
                  Options   Repricing or Repricing or  New      Date of
                 Repriced or  Amendment   Amendment  Exercise Repricing or
  Name    Date   Amended(#)      ($)        ($)      Price($)  Amendment
- -------- ------- ---------- ------------ ----------- -------- ------------
Albert J. 2/5/97   15,000       $ .125     $1.50      $ .125     6.5  yrs.
 Wozniak 6/24/98   35,000       $ .25      $1.50      $ .25      5.25 yrs.

James K.  2/5/97   10,000       $ .125     $1.50      $ .125     6.5  yrs.
 Wozniak


     The Board repriced options previously issued to the named directors, in lieu of issuing new options, for their services as directors. In each case, the option was repriced to the Company's estimate of the fair market value of a share of its stock on the repricing date.

                        Stock Option Plan

    The Steritek, Inc. Stock Option Plan (the "Plan"), authorizes the granting of either Incentive Stock Options or Nonqualified Stock Options to acquire in the aggregate up to 500,000 shares of the Company's Common Stock. The shares available for issuance will be increased or decreased according to any reclassification, recapitalization, stock split, stock dividend or other such subdivision or combination of the Company's Common Stock. The following description of certain provisions of the Plan is qualified in its entirety by reference to the Plan which is available from the Company upon request.

    Eligibility. Any person, including officers and directors, employed by the Company or any parent or subsidiary of the Company shall be eligible to receive Incentive Stock Options under the Plan. Approximately 220 persons are eligible to receive Incentive Stock Options as of September 1, 1998. Any employee who owns ten percent or more of the total combined voting power of all classes of the Company's voting stock shall be eligible to receive Incentive Stock Options only under certain limited circumstances. Additionally, the Plan permits Nonqualified Stock Options to be granted to directors, consultants, independent contractors and agents as well as employees. An indeterminate number of persons are eligible to receive Nonqualified Stock Options as of September 1, 1998. Each director shall not, however, be eligible to receive stock options to purchase more than 35,000 shares of Common Stock per year, subject to such further terms and conditions as are contained in the Plan. It is the present intent of the Company to satisfy the regulations promulgated under Rule 16(b) of the Securities Exchange Act of 1934, as amended, insofar as such rules relate to participation in the Plan by directors who are disinterested administrators, as such term is defined therein.
In connection therewith, the Company may request a No-Action Letter from the Division of Corporate Finance of the Securities and Exchange Commission and, consequently, may modify the terms under which directors participate in the Plan. The Board of Directors of the Company will determine who should be granted stock options under the Plan.

    Exercise Price of Options. Options granted pursuant to the Plan must have an exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted, except that in the case of an Incentive Stock Option the price shall be at least 110 percent of the fair market value where the option is granted to an employee who owns more than ten percent of the total combined voting power of all classes of the Company's voting stock. The average bid and asked prices of the Company's Common Stock is not updated by the National
Quotation Service, Inc. The last known transaction in the Company's Common Stock, which occurred in or about August 1998, was at $.3125 per share. Under the terms of the Plan, the aggregate fair market value of the stock with respect to which Incentive
Stock Options are exercisable for the first time by an individual during any calendar year shall not exceed $100,000.

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


Stock Options Issued by the Company

    The following table sets forth, as to certain executive officers of the Company and as to all executive officers of the Company as a group, the total number of options granted between June 20, 1992, the date of adoption of the plan, and June 30, 1998 and the average exercise price of such options. Options to purchase 50,000 shares of common stock of the Company have been exercised as of September 1, 1998. Options to purchase 140,000 shares have been canceled.


                                   Options granted during period
                                ----------------------------------
Name of individual                                    Per share
or number in group              Number of shares    Exercise Price
- ------------------              ----------------    --------------
Albert J. Wozniak (1)..........      35,000             $ .50
 Chairman, CEO and President         75,000             $1.50
                                     20,000             $ .25
                                     15,000             $ .125
                                     70,000             $ .25


James K. Wozniak (2)...........      35,000             $ .50
 Director, VP and Secretary          20,000             $ .25
                                     10,000             $ .125
                                     70,000             $ .25

Employee Group.................      20,000             $ .125

- -----------------------
(1)  Albert J. Wozniak is the only Executive Officer.
(2)  James K. Wozniak is the only Non-Executive Officer.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    The following table sets forth, as of September 1, 1998, certain information with respect to the beneficial ownership of the Common Stock of the Company as to each director and nominee of the Company, each person known by the Company to own beneficially more than 5% of its Common Stock, each executive officer, and all directors and executive officers of the Company as a group.

                                         Shares
                                      Beneficially     Percent
Name and Address                         Owned(1)       Owned
- ----------------                      -------------     ------
Albert J. Wozniak...................  2,581,490(2)       68.27%
Steritek, Inc.
121 Moonachie Ave.
Moonachie, NJ 07074

James K. Wozniak....................     67,000(3)        1.81%

All directors and officers
  as a group (2 persons)............  2,648,490(4)       68.86%

- ---------------------------

(1) Unless otherwise indicated, each named holder has, to the best knowledge of the Company, sole voting and investment power with respect to the shares.

(2) Includes 145,000 shares of Common Stock of the Company that may be acquired within 60 days upon the exercise of options.

(3) Includes 65,000 shares of Common Stock of the Company that may be acquired within 60 days upon the exercise of options.

(4) Includes 210,000 shares of Common Stock of the Company that may be acquired by directors and officers within 60 days upon the exercise of options.

Item 13.  Certain Relationships and Related Transactions

     On April 30, 1997, the Company borrowed $50,000 from Albert J. Wozniak, the Chairman and Chief Executive Officer of the Company. The loan bears interest at 8.5% per annum, and is payable by the Company on demand. On May 31, 1997, the Company borrowed an additional $50,000 from Mr. Wozniak. The May 31, 1997 loan bears interest at 8.5% per annum, and is payable by the Company on demand. The loans were be repaid during the last quarter of the fiscal year ending June 30, 1998. The proceeds of the loans were used by the Company for working capital purposes.

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

    (a)(3)  Exhibits.

 2.1 Plan and Agreement of Merger By and Between Steritek, Inc. and CardioSearch Inc.(1)
 3.1  Restated Certificate of Incorporation of Registrant(1)
 3.2  Amended and Restated By-Laws of Registrant(1)
 4.1  First Mortgage Note and Common Stock Purchase Agreement(1)
10.1  Steritek, Inc. Stock Option Plan(1)
10.2  Lease of Premises at McLean Blvd at 9th Avenue, Paterson,
       NJ(1)
10.3  Lease of Premises at Moonachie, New Jersey(1)
10.4  Agreement to Purchase Certain Assets of Ladd Research
      Industries, Inc.(1)
10.5  Agreement with Wim Management Corporation and William L.
      Wimberly(1)
10.6  Agreement with Kapular Marketing Research, Inc.(2)
10.7  Realty Lease Amendment No. 1
10.8  Amendment to Lease, Dated September 12, 1984
10.9  Purchase Order, dated January 13, 1995(3)
10.10 Rental/Purchase Agreement, dated April 20, 1995(3)
10.11 Lease Agreement, commencing March 28, 1995(3)
10.12 Commercial Note, dated June 30, 1993(3)
10.13 Commercial Note, dated June 30, 1993(3)
10.14 Security Agreement, including Guaranties and Waiver, dated
       June 30, 1993(3)
10.15 Credit Agreement, dated June 30, 1993(3)
10.16 Waiver Ltr from Bank of New York, dtd September 27, 1995(3)
10.17 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.18 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.19 Commercial Note, entered into on or about March 29, 1996 and
       Guaranty(5)
10.20 Promissory Note, entered into on or about June 17, 1997
10.21 Promissory Note, entered into on or about April 30, 1997
10.22 Promissory Note, entered into on or about May 31, 1997
10.23 PROMISSORY NOTE TIME/INSTALLMENT (FIXED RATE), dated
       March 12, 1998 (7)
10.24 PROMISSORY NOTE TIME/INSTALLMENT (FIXED RATE - LOANS NOT IN EXCESS OF $250,000), dated April 13, 1998 (7)
10.25 MASTER PROMISSORY NOTE (PRIME RATE), dated March 12, 1998(7)
10.26 Employment Contract with James K. Wozniak
16.1  Certifying Accountant letter(6)
22    List of Subsidiaries of the Company*
25    Power of Attorney*
27    Financial Data Schedule

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

(3) - Incorporated by reference to the Registrant's Form 10-K filed September 28, 1995.

(4) - Incorporated by reference to the Registrant's Form 8-K filed October 25, 1995.

(5) - Incorporated by reference to the Registrant's Form 10-Q filed
May 14, 1996.

(6) - Incorporated by reference to the Registrant's Form 8-K/A filed August 14, 1997.

(7) - Incorporated by reference to the Registrant's Form 10-Q filed
May 19, 1998.



     (b)  Reports on Form 8-K

None.

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

     Signatures                  Title                  Date
     ----------                  -----                  ----

/s/ Albert J. Wozniak      Chairman of the Board,  October 1, 1998
- -----------------------    President, CEO
Albert J. Wozniak

/s/ James K. Wozniak       Vice President, Chief   October 1, 1998
- ------------------------   Financial Officer and
James K. Wozniak           Secretary (principal
                           financial and account-
                           ing officer), Director

                           STERITEK, INC.

                        EXHIBITS TO FORM 10-K

 2.1 Plan and Agreement of Merger By and Between Steritek, Inc. and CardioSearch Inc.(1)
 3.1  Restated Certificate of Incorporation of Registrant(1)
 3.2  Amended and Restated By-Laws of Registrant(1)
 4.1  First Mortgage Note and Common Stock Purchase Agreement(1)
10.1  Steritek, Inc. Stock Option Plan(1)
10.2  Lease of Premises at McLean Blvd at 9th Avenue, Paterson,
       NJ(1)
10.3  Lease of Premises at Moonachie, New Jersey(1)
10.4  Agreement to Purchase Certain Assets of Ladd Research
      Industries, Inc.(1)
10.5  Agreement with Wim Management Corporation and William L.
      Wimberly(1)
10.6  Agreement with Kapular Marketing Research, Inc.(2)
10.7  Realty Lease Amendment No. 1
10.8  Amendment to Lease, Dated September 12, 1984
10.9  Purchase Order, dated January 13, 1995(3)
10.10 Rental/Purchase Agreement, dated April 20, 1995(3)
10.11 Lease Agreement, commencing March 28, 1995(3)
10.12 Commercial Note, dated June 30, 1993(3)
10.13 Commercial Note, dated June 30, 1993(3)
10.14 Security Agreement, including Guaranties and Waiver, dated
       June 30, 1993(3)
10.15 Credit Agreement, dated June 30, 1993(3)
10.16 Waiver Ltr from Bank of New York, dtd September 27, 1995(3)
10.17 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.18 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.19 Commercial Note, entered into on or about March 29, 1996 and Guaranty(5)
10.20 Promissory Note, entered into on or about June 17, 1997
10.21 Promissory Note, entered into on or about April 30, 1997
10.22 Promissory Note, entered into on or about May 31, 1997
10.23 PROMISSORY NOTE TIME/INSTALLMENT (FIXED RATE), dated
       March 12, 1998 (7)
10.24 PROMISSORY NOTE TIME/INSTALLMENT (FIXED RATE - LOANS NOT IN EXCESS OF $250,000), dated April 13, 1998 (7)
10.25 MASTER PROMISSORY NOTE (PRIME RATE), dated March 12, 1998(7)
10.26 Employment Contract with James K. Wozniak

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

(7) - Incorporated by reference to the Registrant's Form 10-Q filed
May 19, 1998.