Form 10-Q
period 1998-09-30
STERITEK INC
filed 1998-10-28
CIK 720831

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1998
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to...................

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,636,285 shares of Common Stock on October 25, 1998.

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

     Item 2.  Management's Discussion and Analysis............. 8

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk...................................... 8

Part II - Other Information....................................12

Signatures.....................................................13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          STERITEK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                 September 30,    June 30,
                                                     1998           1998
                                                  -----------   -------------
                                                  (Unaudited)   (Derived from
                                                                   Audited
                                                                  Financial
                                                                 Statements)
ASSETS
Current Assets:
  Cash                                               $517,227     $557,565
  Trade accounts receivable, less allowance for
   doubtful accounts of $7,098                        930,025      863,843
  Inventories                                         300,670      352,715
  Prepaid expenses and other assets                    46,186       93,219
  Deferred tax asset                                  422,300      422,300
                                                   ----------   ----------
     Total current assets                           2,216,408    2,289,642

  Property, equipment and improvements - at cost    3,950,209    3,868,825

  Less: accumulated depreciation and
   amortization                                     2,392,438    2,294,054
                                                   ----------   ----------
  Net property, equipment and improvements          1,557,771    1,574,771
                                                   ----------   ----------
Other assets
 Security deposits                                     65,412       65,412
                                                   ----------   ----------
      Total                                        $3,839,591   $3,929,825
                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of Credit                                     $150,000            -
  Accounts payable                                    553,894     $525,613
  Accrued expenses                                    216,448      256,901
  Current portion:
    Long-term debt                                    168,322      222,154
    Capital lease obligations                           7,575        9,939
  Income taxes                                         10,918       32,091
                                                   ----------    ---------
     Total current liabilities                      1,107,157    1,046,698
                                                   ----------   ----------

Long-term debt, excluding current maturities          659,663      659,663
Capital lease obligations, less current maturities      9,439        9,439
                                                   ----------   ----------

     Total liabilities                              1,776,259    1,715,800

Shareholders' equity:
  Preferred stock, no par value, authorized
  2,000,000 shares; none issued
  Common stock, no par value, authorized
  5,000,000 shares; issued and outstanding
  3,636,285 shares                                   647,094       647,094
  Retained earnings                                1,416,238     1,566,931
                                                  ----------    ----------
     Total shareholders' equity                    2,063,332     2,214,025
                                                  ----------    ----------
                                                  $3,839,591    $3,929,825
                                                  ==========    ==========

                          STERITEK, INC. AND SUBSIDIARY
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Three Months Ended
                                                        September 30,
                                                   -----------------------
                                                      1998        1997
                                                   ----------   ----------
Sales                                              $1,617,634   $2,010,682

Cost of sales                                       1,118,066    1,197,935
                                                   ----------   ----------
  Gross profit                                        499,568      812,747

Selling, general and administrative expenses          632,252      621,618
                                                   ----------   -----------
Operating income                                     (132,684)     191,129

Interest expense                                      (18,009)     (16,021)
                                                    ---------    ----------
Income (loss) before taxes                           (150,693)     175,108
                                                    ----------   ----------
Provision for income taxes:

  Provision for federal income taxes - deferred                     47,804
  Provision for state income taxes - deferred                       15,760
                                                    ----------   ----------
Income (loss) from operations                                       63,564
                                                    ----------   ----------
Net income (loss)                                   ($150,693)    $111,544
                                                   ===========   ==========
Weighted-average number of common shares
  outstanding                                       3,636,285    4,001,285
                                                   ===========   ==========

Net income per common share                            ($0.04)       $0.03
                                                   ===========   ==========


                  STERITEK, INC. AND SUBSIDIARY
                            (UNAUDITED)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Three Months Ended
                                                        September 30,
                                                   -----------------------
                                                      1998         1997
                                                   ----------   ----------
Cash flows from operating activities:
   Net (loss) income                                ($150,693)    $111,544
   Adjustments to reconcile net (loss) income
    to net cash (used in) provided by operating
    activities:
     Depreciation and amortization of machinery
        and equipment                                  98,384       81,742
     Changes in operating assets and liabilities:
        (Increase) decrease in trade accounts
          receivable                                  (66,182)    (367,158)
        Decrease (increase) in inventories             52,045       21,081
        Decrease (increase) in prepaid expenses
          and other assets                             47,033       62,059
        Decrease (increase) in state sales
          taxes payable                               (21,173)
        Decrease in deferred tax asset                              63,564
        Decrease (increase) in accounts payable
          and accrued expenses                        (12,172)     239,390
                                                   ----------   ----------
Net cash (used in) provided by operating activities   (52,758)     215,222
                                                   ----------   ----------
Cash flows from investing activities:
   Expenditures for purchase of machinery
     and equipment                                    (81,384)    (352,979)
                                                    ---------    ---------
Net cash used in investing activities                 (81,384)    (352,979)
                                                    ---------    ---------
Cash flows from financing activities:
   Principal payments on long-term debt               (53,832)    ( 35,000)
   Principal payments on capital lease obligations     (2,364)     ( 1,501)
   Borrowings on capital lease obligations                          18,797
   Proceeds from officer's loan                                     50,000
   Proceeds from bank line of credit                  150,000
                                                    ---------    ---------
Net cash provided by (used in) financing activities    93,804       32,296
                                                    ---------    ---------
Net (decrease) increase in cash                       (40,338)    (105,461)

Cash at beginning of period                           557,565      212,127
                                                    ---------    ---------
Cash at end of period                                $517,227     $106,666
                                                    =========   ==========
Supplemental disclosures of cash flow information:
     Interest paid                                    $18,009      $16,021
                                                   ==========   ==========

                          STERITEK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                              September 30, 1998


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June
     30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Three Months Ended September 30, 1998 as Compared to the Three Months Ended September 30, 1997

     Revenues for the three months ended September 30, 1998 decreased to $1,617,634 from $2,010,682 for the same period in 1997. Revenues for the three months ended September 30, 1998 included approximately:
(i) $1,376,213 from contract packaging, as compared to $1,862,127 for the same period in 1997; and (ii) $241,421 from the Physicians Fax Network, as compared to $148,555 for the same period in 1997. The decrease in contract packaging revenues is principally attributable to the normal fluctuation in contract packaging activity from period to period.
The Company has continued to aggressively market its contract packaging business and its Physicians Fax Network.

     The Company's cost of sales represented 69.1% of sales (or $1,118,066) for the quarter ended September 30, 1998, as compared to 59.6% of sales (or $1,197,935) for the quarter ended September 30, 1997. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") was 39.1% of sales (or $632,252) for the quarter ended September 30, 1998, as compared to 30.9% of sales (or $621,618) for the quarter ended
September 30, 1997. SG&A expenditures remained relatively constant during the two periods.

     The Company earned a profit of $111,544 (or 5.5% of sales) for the quarter ended September 30, 1997, as compared to an operating loss of ($150,693) for the quarter ended September 30, 1998. The loss is attributable to the Company's lower first quarter revenues and lower margins resulting from the change in product mix.

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

Liquidity and Capital Resources

     The Company's working capital on June 30, 1998 was $1,242,944, as compared to working capital of $1,109,251 on September 30, 1998.
The decrease in working capital is principally a result of the operating activities of the Company during the first quarter.

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

     On March 12, 1998, the Company obtained a line of credit from the Bank of New York in the amount of $250,000, at prime plus 1/2%. The Company has drawn $150,000 on this line of credit as of the date hereof.

     The Company believes that funding for anticipated operations and capital needs will come from existing working capital and anticipated future operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     The Company has no market risk sensitive instruments. The amounts included in the balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other assets, and accounts payable and accrued expenses approximated fair value due to the short term nature of these instruments. The carrying amount of long term debt and capital lease obligations approximate fair value based on borrowing rates currently available to the Company.

                   PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

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

Date: October 27, 1998