Form 10-Q/A
period 1998-09-30
STERITEK INC
filed 1999-02-18
CIK 720831

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                   Form 10-Q/A, AMENDMENT NO. 1
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

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

Year 2000 Disclosure

     The "year 2000" problem arises because many computer programs use only the last two digits to refer to a year. These programs do not properly distinguish a year that begins with "20" from a year that begins with "19". If not corrected, these programs may fail or create erroneous results. The extent of the potential impact from this problem is not yet known. The Company has evaluated internally its software systems and machinery and equipment for "year 2000" readiness. The Company believes that such systems, machinery and equipment will not be materially adversely affected by year 2000 issues. The Company has undertaken to survey its vendors to ensure that they are also year 2000 compliant. The Company has not yet completed this survey. The costs incurred by the Company on year 2000 issues has not been material. Because of the nature of the Company's business, the Company does not believe that it faces significant risks as a result of the year 2000 problem.

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

Date: February 18, 1999