Form 10-Q
period 1998-12-31
STERITEK INC
filed 1999-02-18
CIK 720831

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            DECEMBER 31, 1998

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,636,285 shares of Common Stock on February 1, 1999

                              INDEX

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

     Item 2.  Management's Discussion and Analysis............. 8

Part II - Other Information....................................12

Signatures.....................................................13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                 STERITEK, INC.
                           CONSOLIDATED BALANCE SHEET


                                                  December 31,    June 30,
                                                     1998           1998
                                                  -----------   -------------
                                                  (Unaudited)   (Derived from
                                                                   Audited
                                                                  Financial
                                                                 Statements)
ASSETS
Current Assets:
  Cash                                               $298,298     $557,565
  Trade accounts receivable, less allowance for
   doubtful accounts of $7,098                        985,157      863,843
  Inventories                                         347,589      352,715
  Prepaid expenses and other assets                    55,157       93,219
  Deferred tax asset                                  422,300      422,300
                                                   ----------   ----------
     Total current assets                           2,108,501    2,289,642

  Machinery and equipment                           4,140,620    3,868,825
  Less: accumulated depreciation and
   amortization                                     2,497,705    2,294,054
                                                   ----------   ----------
                                                    1,642,915    1,574,771
                                                   ----------   ----------
Other assets
 Security deposits                                     65,412       65,412
                                                   ----------   ----------
                                                       65,412       65,412
                                                   ----------   ----------
                                                   $3,816,828   $3,929,825
                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of Credit                                     $100,000
  Accounts payable trade                              553,970     $525,613
  Accrued expenses                                     77,823      256,901
  Current maturities of long-term debt                113,339      222,154
  Current maturities of capital lease obligations      17,650        9,939
  Taxes payable                                         4,515       32,091
                                                   ----------    ---------
     Total current liabilities                        867,297    1,046,698
                                                   ----------   ----------

Long-term debt, excluding current maturities          659,663      659,663
Capital lease obligations, less current maturities    106,769        9,439
                                                   ----------   ----------

     Total liabilities                              1,633,729    1,715,800

Shareholders' equity:
  Preferred stock, no par value, authorized
  2,000,000 shares; none issued
  Common stock, no par value, authorized
  5,000,000 shares; issued and outstanding
  3,636,285 shares                                   647,094       647,094
  Retained earnings                                1,536,005     1,566,931
                                                  ----------    ----------
     Total shareholders' equity                    2,183,099     2,214,025
                                                  ----------    ----------
                                                  $3,816,828    $3,929,825
                                                  ==========    ==========

                                  STERITEK, INC.
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Six Months Ended
                                                         December 31,
                                                   -----------------------
                                                      1998        1997
                                                   ----------   ----------
Sales                                              $3,572,799   $4,318,553

Cost of sales                                       2,244,499    2,584,422
                                                   ----------   ----------
  Gross profit                                      1,328,300    1,734,131

Selling, general and administrative expenses        1,310,873    1,245,877
                                                   ----------   ----------
Operating income                                       17,427      488,254

Interest expense                                      (48,351)     (31,948)
                                                    ----------   ----------
Income before provision for income taxes              (30,924)     456,306
                                                    ----------   ----------

Provision for income taxes:

  Provision for federal income taxes - deferred                    139,957
  Provision for state income taxes - deferred                       41,068
                                                    ---------   ----------
                                                                   181,025
                                                    ---------   ----------

Net income                                           ($30,924)    $275,281
                                                   ==========   ==========

Weighted-average number of common shares
  outstanding                                       3,636,285    4,001,285
                                                   ==========   ==========

Net income per common share                            ($0.01)       $0.07
                                                   ==========   ==========

                                  STERITEK, INC.
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     Three Months Ended
                                                          December 31,
                                                   -----------------------
                                                      1998        1997
                                                   ----------   ----------
Sales                                              $1,955,165   $2,307,871

Cost of sales                                       1,126,433    1,386,487
                                                   ----------   ----------
  Gross profit                                        828,732      921,384

Selling, general and administrative expenses          678,621      624,259
                                                    ----------  ----------
Operating income                                      150,111      297,125

Interest expense                                      (30,342)     (15,927)
                                                    ----------   ----------
Income before provision for income taxes              119,769      281,198
                                                    ----------   ----------

Provision for income taxes:
  Provision for federal income taxes - deferred        25,756       92,153
  Provision for state income taxes - deferred          10,779       25,308
                                                    ----------   ----------
                                                       36,535      117,461
                                                    ----------   ----------
Net income                                            $83,234     $163,737
                                                    ==========   ==========

Weighted-average number of common shares
  outstanding                                       4,001,285    4,001,285
                                                   ===========   ==========

Net income per common share                             $0.02        $0.04
                                                   ===========   ==========


                           STERITEK, INC.
                            (UNAUDITED)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Six Months Ended
                                                         December 31,
                                                   ------------------------
                                                       1998         1997
                                                    ----------   ----------
Cash flows from operating activities:
   Net (loss) income                                  ($30,924)    $275,281
   Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization of machinery
        and equipment                                  203,651      175,257

     Changes in operating assets and liabilities:
        (Increase) decrease in trade accounts
          receivable                                  (121,314)      26,587
        Decrease (Increase) in inventories               5,126     (115,008)
        Decrease (increase) in prepaid expenses
          and other assets                              38,062       39,366
        Decrease in deferred tax asset                              181,025
        (Decrease) increase in state income
          taxes payable                                (27,576)       8,124
        (Decrease) Increase in accounts payable
          and accrued expenses                        (150,721)     153,331
                                                     ----------   ---------
  Net cash (used in) provided by operating
     activities                                        (83,696)     743,963
                                                    ----------   ----------
Cash flows from investing activities:
   Expenditures for purchase of machinery
     and equipment                                   (271,795)     (487,026)
                                                    ----------  -----------
Net cash used in investing activities                (271,795)     (487,025)
                                                    ----------   ----------
Cash flows from financing activities:
   Principal payments on long-term debt              (108,815)      (70,000)
   Principal payments on capital lease obligations     (7,711)      (64,780)
   Proceeds from bank line of credit                  100,000             0
  Borrowings on capital lease obligations             112,750
  Proceeds from officer's loan                                       50,000
                                                    ----------   ----------
Net cash provided by (used in) financing
   activities                                          96,224       (84,780)
                                                    ----------   ----------
Net (decrease) increase in cash                      (259,267)      172,158

Cash at beginning of period                           557,565       212,127
                                                    ----------   ----------

Cash at end of period                                $298,298      $384,285
                                                    =========    ==========

Supplemental disclosures of cash flow
   information:
     Interest paid                                    $48,351      $31,948
                                                   ==========   ==========


                                  STERITEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 December 31, 1998


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1998.

                   STERITEK, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Six Months Ended December 31, 1998 as Compared to the Six Months
Ended December 31, 1997

     Revenues for the six months ended December 31, 1998 decreased to $3,572,799 from $4,318,553 for the same period in 1997. Revenues for the six months ended December 31, 1998 reflect a decreased level of activity in the Company's contract packaging business. December 31, 1998 revenues included approximately: (i) $3,066,531 from contract packaging, as compared to $3,933,740 for the same period in 1997;
and (ii) $506,268 from the Physicians Fax Network, as compared to $384,813 for the same period in 1997. The Company has continued to aggressively market its contract packaging business.

     The Company's cost of sales represented 62.8% of sales (or $2,244,499) for the six months ended December 31, 1998, as compared to 59.8% of sales (or $2,584,422) for the six months ended December 31, 1997. The increase in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the six months ended December 31, 1998 was 36.7% of sales (or $1,310,873), as compared to 28.9% of sales (or $1,245,877) for the six months ended December 31, 1997. SG&A, in dollar terms, remained relatively constant during the two periods being compared.

     The Company earned an operating profit for the six months ended December 31, 1998 in the amount of $17,427 (or 0.05% of sales), as compared to $488,254 (or 11.3% of sales) for the six months ended December 31, 1997. The lower profit for the current period is principally attributable to the lower level of sales.

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

Three Months Ended December 31, 1998 as Compared to the Three Months Ended December 31, 1997

     Revenues for the three months ended December 31, 1998 were $1,955,165 as compared to $2,307,871 for the same period in 1997. Revenues for the three months ended December 31, 1998 included approximately $1,790,318 from contract packaging and $264,847 from the Physicians Fax Network. For the three months ended December 31, 1997, the Company derived approximately $2,071,613 in revenues from contract packaging and $236,258 from the Physicians Fax Network.

     The Company's cost of sales were $1,126,433 (or 57.6% of sales) for the three months ended December 31, 1998 as compared to $1,386,487 (or 60.0% of sales) for the three months ended December 31, 1997. The decrease in cost of sales, as a percent of sales, is a result of the change in the mix of the products packaged by the Company during the respective periods.

     Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 1998 was $678,621 (or 34.7% of sales) as compared to $624,259 (or 27.0% of sales) for the three months ended December 31, 1997. SG&A, in dollar terms, remained relatively constant between the two periods.

     Operating income for the three months ended December 31, 1998 was $150,111 (or 7.7% of sales), as compared to income of $297,125 (or 12.9% of sales) for the three months ended December 31, 1997. The decrease in operating income is principally attributable to the lower revenues for the period ended December 31, 1998.

     There were no other material changes in the results of operations in the Company's business.

Liquidity and Capital Resources

     The Company's working capital on June 30, 1998 was $1,242,944, as compared to working capital of $1,241,204 on December 31, 1998.
Working capital remained relatively constant during the periods compared.

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

     On March 12, 1998, the Company obtained a line of credit from the Bank of New York in the amount of $250,000, at prime plus 1/2%.
The Company has drawn $100,000 on this line of credit as of December 31, 1998.

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

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

On December 17, 1998, the Company filed a report on Form 8-K to report that it had entered into an Agreement and Plan of Merger, as of December 4, 1998, with respect to the merger of the Company with and into a subsidiary of Quality Packaging Specialists, Inc.

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

Date:  February 16, 1999