Form 10-K/A
period 1998-06-30
STERITEK INC
filed 1999-04-01
CIK 720831

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549

                FORM 10-K/A, Amendment No. 1

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

Competition

     Competition in the health care packaging industry is intense.
The Company's competitors include Sharp/Ivers Lee, Paco, Packaging Coordinators, Anderson Packaging, Covance, Reed Lane, Comar, General Packaging (a subsidiary of Caraustar Industries, Inc.), Accupac, Milpak, Quality Packaging Specialists, Inc., Quality Packaging Systems, Blistex, Avne and Qualipak. The Company estimates that more than one-half of the above companies are larger, measured by annual sales, than the Company is. The Company believes that competition for packaging services is based primarily on quality, the variety of packaging services available, customer service, responsiveness and price. The Company competes with several companies that provide a broader range of integrated packaging services, and a large number of companies that provide one or a few types of packaging services. In addition, many manufacturers perform some or all of their packaging at their own facilities and, as a result, may be considered to be competitors of the Company. The Company currently competes with companies that are larger and have much greater resources than the Company.

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

                         STERITEK, INC. & SUBSIDIARY
                           SELECTED FINANCIAL DATA
                                 For the Years Ended June 30,
                 ----------------------------------------------------------
                     1998       1997        1996(1)     1995        1994
                   ----------  ----------  ----------  ----------  ----------
OPERATING DATA:
Sales            $8,674,561  $4,907,504  $4,714,542  $5,095,103  $3,443,986

Costs of Sales    5,764,318   2,891,755   2,731,128   2,654,980   2,161,694

S G & A           2,003,603   2,200,257   2,392,864   1,975,165   2,095,596

Operating Income
(loss)              906,640   ( 184,508)   (409,450)    464,958    (813,304)

Income (loss) from
contin. operations  925,376     140,192    (523,882)    212,112  (1,037,968)

Income (loss) from
discont. operations       -    (67,427)     45,344     (66,738)     (2,169)

Net Income(loss)(2) 925,376       72,765    (478,538)    145,374  (1,040,137)

Net Income (loss)
 per share              .26         .02        (.13)        .04        (.29)

BALANCE SHEET DATA:
Assets           $3,929,825  $2,955,033  $2,309,256  $2,977,254  $2,940,774

Assets transferred
under contractual
agreement                 0           0      68,660      75,700     110,565

Net assets of
discont. operations       0           0           0     241,178     287,057

Current
 Liabilities      1,046,698   1,105,567     666,964     862,899   1,097,977

Long-term debt
and capital lease
obligations,
excl. current
maturities          669,102     567,067     432,658     426,183     300,000

Shareholders'
Equity            2,214,025   1,282,399   1,209,634   1,688,172   1,542,798

Working Capital   1,242,944     711,045     344,973     435,939     327,135
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



Independent Auditor's Reports

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


                                          /s/ I. Weismann Associates
                                          ----------------------------
                                          CERTIFIED PUBLIC ACCOUNTANTS

August 7, 1998

                                    Offices in New York and New Jersey
M.R.Weiser & CO.LLP                 70 Wood Avenue South
                                    Iselin, NJ 08830-2714
Certified Public Accountants        Tel 908 549-2800
and Consultants                     Fax 908 549-2898



                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------


To the Board of Directors and Stockholders
Steritek, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Steritek, Inc.
and subsidiary for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Steritek, Inc. and subsidiary for the year ended June 30, 1996 in conformity with generally accepted accounting principles.


                                  /s/ M. R. Weiser & Co. LLP
                                  ---------------------------
                                  CERTIFIED PUBLIC ACCOUNTANTS

Edison, NJ
August 22, 1996

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
 Income (loss)from continuing
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

REVENUE RECOGNITION:
-------------------

The Company's packaging services are performed to specific customer orders and revenues are recognized when services are completed.

USE OF ESTIMATES:
----------------

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

   Sales to the Company's major customers were as follows:
                          For the year ended June 30, 1996
                          --------------------------------
   Company A                     $1,963,146
   Company B                      1,194,589

CASH AND CASH EQUIVALENTS:
-------------------------

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

COMPENSATED ABSENCES:
--------------------

      Employees are entitled to paid vacations, sick days and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize these costs when paid. The difference between accrual basis and cash basis accounting for compensated absences is not material to the income or financial condition of the Company.

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

LOAN PAYABLE - BANK
-------------------

Established line of credit of $250,000 with The Bank of New York with interest payable at prime plus one half percent. There was no outstanding balance at June 30, 1998 and 1997.

EMPLOYMENT CONTRACT
-------------------

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 1998, 1997 and 1996

NOTE 8 - SEGMENT INFORMATION:

The Company's operations are divided into two business segments: Contract Packaging and Physicians Fax Network (see Note 1).

Operations by business segments:
                                            Year Ended June 30, 1998
                                         --------------------------------
                                         Physicians
                                            Fax      Contract
                                          Network    Packaging    Total
                                         ---------   ---------  ---------
Sales                                     $833,328   7,841,233  8,674,561
Operating income                           109,769     796,871    906,640
Depreciation and amortization                    -     360,019    360,019
Aggregate carrying amount of
  identifiable assets                            -   3,929,825  3,929,825
Additions to machinery and equipment             -     637,170    637,170

                                            Year Ended June 30, 1997
                                         --------------------------------
                                         Physicians
                                            Fax      Contract
                                          Network    Packaging    Total
                                         ---------   ---------  ---------
Sales                                     $598,413   4,309,091  4,907,504
Operating loss                             (62,070)   (122,438)  (184,508)
Depreciation and amortization              100,159     263,893    364,052
Aggregate carrying amount of
  identifiable assets                            -   2,955,033  2,955,033
Additions to machinery and equipment             -     351,938    351,938

                                            Year Ended June 30, 1996
                                        --------------------------------
                                        Bio Medical  Contract
                                         Services   Packaging    Total
                                        ----------- ---------  ---------
Sales                                    $193,797   4,714,542  4,908,339
Operating income (loss)                     5,346    (490,450)  (404,104)
Depreciation and amortization               1,029     326,715    327,744
Aggregate carrying amount of
   identifiable assets                          -   2,309,256  2,309,256
Additions to machinery and equipment            -     231,545    231,545

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

                    Option/SAR Grants in Last Fiscal Year
---------------------------------------------------------------------------
                                                 Potential
                                              Realizable Value
                                              at Assumed Annual Alternative
                                               Rates of Stock    to (f) and
                                             Price Appreciation  (g): Grant
           Individual Grants                   for Option Term   Date Value
--------------------------------------------   ----------------  ----------
  (a)       (b)        (c)      (d)     (e)      (f)       (g)      (h)
                      % of
         Number of    Total
         Securities  Options
         Underlying Granted to                                     Grant
          Options   Employees Exercise Expira-                      Date
          Granted   In Fiscal  Price    tion                       Present
 Name       (#)        Year    ($/Sh)   Date    5%($)     10%($)   Value $
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
                 Number of  Market Price  Exercise             Original
                 Securities of Stock at   Price at            Option Term
                 Underlying   Time of     Time of             Remaining at
                  Options   Repricing or Repricing or  New      Date of
                 Repriced or  Amendment   Amendment  Exercise Repricing or
  Name    Date   Amended(#)      ($)        ($)      Price($)  Amendment
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

    (a)(3)  Exhibits.

 2.1 Plan and Agreement of Merger By and Between Steritek, Inc. and CardioSearch Inc.(1)
 3.1  Restated Certificate of Incorporation of Registrant(1)
 3.2  Amended and Restated By-Laws of Registrant(1)
 4.1  First Mortgage Note and Common Stock Purchase Agreement(1)
10.1  Steritek, Inc. Stock Option Plan(1)
10.2  Lease of Premises at McLean Blvd at 9th Avenue, Paterson,
       NJ(1)
10.3  Lease of Premises at Moonachie, New Jersey(1)
10.4  Agreement to Purchase Certain Assets of Ladd Research
      Industries, Inc.(1)
10.5  Agreement with Wim Management Corporation and William L.
      Wimberly(1)
10.6  Agreement with Kapular Marketing Research, Inc.(2)
10.7  Realty Lease Amendment No. 1
10.8  Amendment to Lease, Dated September 12, 1984
10.9  Purchase Order, dated January 13, 1995(3)
10.10 Rental/Purchase Agreement, dated April 20, 1995(3)
10.11 Lease Agreement, commencing March 28, 1995(3)
10.12 Commercial Note, dated June 30, 1993(3)
10.13 Commercial Note, dated June 30, 1993(3)
10.14 Security Agreement, including Guaranties and Waiver, dated
       June 30, 1993(3)
10.15 Credit Agreement, dated June 30, 1993(3)
10.16 Waiver Ltr from Bank of New York, dtd September 27, 1995(3)
10.17 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.18 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.19 Commercial Note, entered into on or about March 29, 1996 and
       Guaranty(5)
10.20 Promissory Note, entered into on or about June 17, 1997
10.21 Promissory Note, entered into on or about April 30, 1997
10.22 Promissory Note, entered into on or about May 31, 1997
10.23 PROMISSORY NOTE TIME/INSTALLMENT (FIXED RATE), dated
       March 12, 1998 (7)
10.24 PROMISSORY NOTE TIME/INSTALLMENT (FIXED RATE - LOANS NOT IN EXCESS OF $250,000), dated April 13, 1998 (7)
10.25 MASTER PROMISSORY NOTE (PRIME RATE), dated March 12, 1998(7)
10.26 Employment Contract with James K. Wozniak
16.1  Certifying Accountant letter(6)
22    List of Subsidiaries of the Company
25    Power of Attorney
27    Financial Data Schedule

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

     Signatures                  Title                  Date
     ----------                  -----                  ----

/s/ Albert J. Wozniak      Chairman of the Board,   March 31, 1999
-----------------------    President, CEO
Albert J. Wozniak

/s/ James K. Wozniak       Vice President, Chief    March 31, 1999
------------------------   Financial Officer and
James K. Wozniak           Secretary (principal
                           financial and account-
                           ing officer), Director

                           STERITEK, INC.

                        EXHIBITS TO FORM 10-K

 2.1 Plan and Agreement of Merger By and Between Steritek, Inc. and CardioSearch Inc.(1)
 3.1  Restated Certificate of Incorporation of Registrant(1)
 3.2  Amended and Restated By-Laws of Registrant(1)
 4.1  First Mortgage Note and Common Stock Purchase Agreement(1)
10.1  Steritek, Inc. Stock Option Plan(1)
10.2  Lease of Premises at McLean Blvd at 9th Avenue, Paterson,
       NJ(1)
10.3  Lease of Premises at Moonachie, New Jersey(1)
10.4  Agreement to Purchase Certain Assets of Ladd Research
      Industries, Inc.(1)
10.5  Agreement with Wim Management Corporation and William L.
      Wimberly(1)
10.6  Agreement with Kapular Marketing Research, Inc.(2)
10.7  Realty Lease Amendment No. 1
10.8  Amendment to Lease, Dated September 12, 1984
10.9  Purchase Order, dated January 13, 1995(3)
10.10 Rental/Purchase Agreement, dated April 20, 1995(3)
10.11 Lease Agreement, commencing March 28, 1995(3)
10.12 Commercial Note, dated June 30, 1993(3)
10.13 Commercial Note, dated June 30, 1993(3)
10.14 Security Agreement, including Guaranties and Waiver, dated
       June 30, 1993(3)
10.15 Credit Agreement, dated June 30, 1993(3)
10.16 Waiver Ltr from Bank of New York, dtd September 27, 1995(3)
10.17 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.18 Asset Sale/Purchase Agreement with RAJ Communications, Ltd., dated October 6, 1995(4)
10.19 Commercial Note, entered into on or about March 29, 1996 and
       Guaranty(5)
10.20 Promissory Note, entered into on or about June 17, 1997
10.21 Promissory Note, entered into on or about April 30, 1997
10.22 Promissory Note, entered into on or about May 31, 1997
10.23 PROMISSORY NOTE TIME/INSTALLMENT (FIXED RATE), dated
       March 12, 1998 (7)
10.24 PROMISSORY NOTE TIME/INSTALLMENT (FIXED RATE - LOANS NOT IN EXCESS OF $250,000), dated April 13, 1998 (7)
10.25 MASTER PROMISSORY NOTE (PRIME RATE), dated March 12, 1998(7)
10.26 Employment Contract with James K. Wozniak
16.1  Certifying Accountant letter(6)
22    List of Subsidiaries of the Company
25    Power of Attorney
27    Financial Data Schedule

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