Form 10-Q/A
period 1998-12-31
STERITEK INC
filed 1999-04-01
CIK 720831

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                   FORM 10-Q/A, AMENDMENT NO. 1

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


     The Company believes that, for the twelve months following the date hereof, funding for anticipated operations and capital needs will come from existing working capital and anticipated future operations. The
Company has no material commitments or capital expenditures planned outside of the ordinary course of business. For periods in beyond the twelve months following the date hereof, the Company expects to continue to fund its anticipated operations and capital needs from working capital and draws on its line of credit. The Company has approximately
$150,000 available under its line of credit. In addition, the Company expects that it will be able to finance certain of its future machinery and equipment needs through lease arrangements.

Year 2000 Disclosure

     The "year 2000" problem arises because many computer programs use only the last two digits to refer to a year. These programs do not properly distinguish a year that begins with "20" from a year that begins with "19". If not corrected, these programs may fail or create erroneous results. The extent of the potential impact from this problem is not yet known.

     The Company has evaluated internally its software systems and machinery and equipment for "year 2000" readiness. The Company's information technology systems consist principally of personal computers and related software systems. The Company's principal automated packaging machinery and equipment does not contain date sensitive features. The Company believes that such systems, machinery and equipment are year 2000 compliant and that it will not be materially adversely affected by year 2000 issues. The Company has undertaken to survey its vendors to ensure that they are also year 2000 compliant. The Company has not yet completed this survey. The costs incurred by the Company on year 2000 issues has not been material and is not expected to be material in the future. Because of the nature of the Company's business, the Company does not believe that it faces significant risks as a result of the year 2000 problem. The Company views its principal risks as those arising from its contracting parties (for example, banks, service providers and customers), being unable to process financial transactions. The Company does not have a contingency plan.

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

Date: March 31, 1999